Form 10-Q
period 2024-03-31
RF Acquisition Corp II
filed 2024-06-14
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42106

RF ACQUISITION CORP II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Somerset, #05-07 Singapore	238164
(Address of principal executive offices)	(Zip Code)

(+65) 6904-0766

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	RFAIU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	RFAI	The Nasdaq Stock Market LLC
Rights, each right entitling the holder thereof to one-twentieth of one ordinary share	RFAIR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 14, 2024, there were 15,012,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEET

MARCH 31, 2024

(UNAUDITED)

ASSETS:
Deferred offering costs	$297,673
Total Assets	$297,673

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$3,800
Accrued offering costs	236,060
Advance from related party	93,233
Total Current Liabilities	333,093

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,075,000 shares issued and outstanding(1)	308
Additional paid-in capital	26,431
Share subscription receivable	(1,739)
Accumulated deficit	(60,420)
Total Shareholders’ Deficit	(35,420)
Total Liabilities and Shareholders’ Deficit	$297,673

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment option on May 23, 2024, the 375,000 Class B ordinary shares are no longer subject to forfeiture (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH MARCH 31, 2024

(UNAUDITED)

Formation and operating costs	$60,420
Net loss	$(60,420)

Basic and diluted weighted average shares outstanding (1)	2,616,364

Basic and diluted net loss per share	$(0.02)

(1)	Excludes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment option on May 23, 2024, the 375,000 ordinary shares are no longer subject to forfeiture (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH MARCH 31, 2024

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Receivable	Deficit	Deficit
Balance as of February 5, 2024 (inception)	-	$-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	2,875,000	288	24,712	-	-	25,000

Issuance of representative shares to EBC	200,000	20	1,719	(1,739)	-	-

Net loss	-	-	-	-	(60,420)	(60,420)

Balance as of March 31, 2024	3,075,000	$308	$26,431	$(1,739)	$(60,420)	$(35,420)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. As a result of the underwriters’ election to fully exercise their over-allotment option on May 23, 2024, the 375,000 ordinary shares are no longer subject to forfeiture (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH MARCH 31, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(60,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operating costs in exchange for issuance of Founder Shares	25,000
Payment of operating costs through advance from related party	31,620
Changes in operating assets and liabilities:
Accrued expenses	3,800
Net cash used in operating activities	-

Net Change in Cash	-
Cash – Beginning of period	-
Cash – End of period	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid through advances from related party	$61,613
Deferred offering costs included in accrued offerings costs	$236,060
Issuance of representative shares to EBC	$1,739

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

RF Acquisition Corp II (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company intends to pursue a Business Combination with a target in any industry that can benefit from the expertise and capabilities of the Company’s management team. While the Company’s efforts in identifying prospective target businesses will not be limited to a particular geographic region, the Company intends to focus its search on businesses in Asia within the deep technology sector, including artificial intelligence, quantum computing, and biotechnology. However, the Company will not consummate its initial Business Combination with an entity or business with China operations consolidated through a variable interest entity (“VIE”) structure. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 16, 2024. On May 21, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Alfa 24 Limited (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters, generating gross proceeds of $4,000,000, which is describe in Note 4.

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, Alfa 24 Limited and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000. The issuance of the additional Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs at the date of the Initial Public Offering amounted to $6,060,382 consisting of $2,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $560,382 of other offering costs. As a result of the underwriters’ election to exercise the over-allotment option in full on May 23, 2024, the Company incurred additional transaction costs amounted to $825,000 consisting of $300,000 of cash underwriting fees and $525,000 of deferred underwriting fees.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Following the closing of the Initial Public Offering on May 21, 2024 and the exercise of the over-allotment option in full by the underwriters on May 23, 2024, an aggregate amount of $115,575,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and invested in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Sponsor and EBC agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (defined below), Private Shares and Private Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their founder shares, EBC founder shares and private shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares, EBC founder shares and private shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, private shares and, subject to applicable securities laws, any public shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.

The Company has 18 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it would receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.05 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims by the Company’s auditors or under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Going Concern Consideration

As of March 31, 2024, the Company had no cash and a working capital deficit of $333,093 (excluding deferred offering costs). The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 17, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2024. The interim results for the period from February 5, 2024 (inception) through March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on May 21, 2024 the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-twentieth of one ordinary share.

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EBC purchased an aggregate of 400,000 Private Placement Units (355,000 Private Placement Units purchased by the Sponsor and 45,000 Private Placement Units purchased by EBC and its designees), at a price of $10.00 per unit in an amount that is necessary to maintain in the Trust Account $10.05 per unit sold to the public in the Initial Public Offering. On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, the Sponsor and EBC also purchased an additional 37,500 Private Placement Units (33,281 Private Placement Units purchased by the Sponsor and 4,219 Private Placement Units purchased by EBC and its designees) from the Company, at a price of $10.00 per unit.

Each Unit consists of one ordinary share, and one right (“Private Right”), each Private Right entitles the holder to receive one-twentieth of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 5 — RELATED PARTIES

Founder Shares

On February 15, 2024, the Sponsor received 2,875,000 of the Company’s ordinary shares in exchange for $25,000 paid for operating costs borne by the Company. Up to 375,000 of such founder shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. On February 28, 2024, the Company issued to EBC 200,000 EBC founder shares for a purchase price of $0.0087 per share and an aggregate purchase price of $1,739. The $1,739 remains unpaid as of March 31, 2024 and is recorded as a subscription receivable. As a result of the underwriters’ election to fully exercise their over-allotment option on May 23, 2024, the 375,000 ordinary shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Advance from Related Party

The Sponsor paid certain deferred offering costs and operating costs on behalf of the Company. These amounts are due on demand and are non-interest bearing. During the period from February 5, 2024 (inception) through March 31, 2024, the Sponsor paid $118,233 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of March 31, 2024, the amount due to the related party was $93,233.

Administration Fee

Commencing on the May 16, 2024, the Sponsor will charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, paid at the closing of the Initial Public Offering.

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an aggregate of $300,000.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds (an aggregate of $3,500,000, if the underwriters’ over-allotment option is not exercised in full, or $4,025,000 if the underwriters’ over-allotment option is exercised in full) of the Initial Public Offering. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2024, there were 3,075,000 ordinary shares issued and outstanding, of which an aggregate of up to 375,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on May 23, 2024, the 375,000 ordinary shares are no longer subject to forfeiture.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-twentieth (1/20) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 8, 2024 the Company received the payment for the subscription receivable from EBC.

Commencing on the May 16, 2024, the Sponsor will charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support.

As disclosed within the notes, the registration statement for the Company’s Initial Public Offering was declared effective on May 16, 2024. On May 21, 2024, the Company consummated the Initial Public Offering of 10,000,000 Units, generating gross proceeds of $100,000,000. As a result, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an aggregate of $2,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters, generating gross proceeds of $4,000,000.

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, the Sponsor and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000. The issuance of the additional Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of May 23, 2024, an aggregate of $115,575,000 has been deposited in the trust account established in connection with the Initial Public Offering. As a result, on May 23, 2024, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an aggregate of $300,000.

On May 23, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 375,000 Founder Shares are no longer subject to forfeiture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RF Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alfa 24 Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 5, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to pursue a Business Combination with a target in any industry that can benefit from the expertise and capabilities of our management team. While our efforts in identifying prospective target businesses will not be limited to a particular geographic region, we intend to focus our search on businesses in Asia within the deep technology sector, including artificial intelligence, quantum computing, and biotechnology. However, we will not consummate initial business combination with an entity or business with China operations consolidated through a variable interest entity (“VIE”) structure. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 5, 2024 (inception) through March 31, 2024, we had net loss of $60,420 incurred for formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares, par value $0.0001 per share, by the Sponsor, issuance of representative shares to EarlyBirdCapital, Inc. and advances from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on May 21, 2024, we consummated the Initial Public Offering of 10,000,000 units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters, at a price of $10.00 per Unit, generating gross proceeds of $4,000,000.

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, the Sponsor and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000.

Following the Initial Public Offering and the private placement and the exercising of underwriters’ over-allotment option in full, an aggregate of $115,575,000 ($10.05 per Unit) was placed in the Trust Account. We incurred transaction costs of $6,060,382 consisting of $2,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $560,382 of other offering costs. As a result of the underwriters’ election to exercise the over-allotment option in full on May 23, 2024, we incurred additional transaction costs of $825,000 consisting of $300,000 of cash underwriting fees and $525,000 of deferred underwriting fees.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Working Capital Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for use of office space, utilities, and administrative support. We will begin incurring these fees on May 16, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

We engaged EBC as an advisor in connection with our Business Combination to assist in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing its securities in connection with our initial Business Combination and assist with press releases and public filings in connection with the Business Combination. We will pay EBC a service fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds, an aggregate of $4,025,000 of the Initial Public Offering (as the underwriters exercised their over-allotment option in full on May 23, 2024). In addition, we will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces us to the target business with whom we complete an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2024, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from February 5, 2024 (inception) through March 31, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on May 16, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 21, 2024, we consummated the Initial Public Offering of 10,000,000 units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one ordinary share, and one right entitling the holder thereof to receive one-twentieth of one ordinary share upon the completion of an initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters, purchased an aggregate of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement generating gross proceeds of $4,000,000.

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, the Sponsor and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000.

We incurred transaction costs of $6,060,382 consisting of $2,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $560,382 of other offering costs. As a result of the underwriters’ election to exercise the over-allotment option in full on May 23, 2024, we incurred additional transaction costs of $825,000 consisting of $300,000 of cash underwriting fees and $525,000 of deferred underwriting fees.

Following the Initial Public Offering and the private placement and the election of the underwriters to exercise their over-allotment option in full, after deducting the underwriting fees (excluding the deferred portion of $4,025,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering and the Private Placement was $116,514,681 of which $115,575,000 ($10.05 per unit) was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP II

Date:	June 14, 2024	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	June 14, 2024	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)