Form 10-Q
period 2024-06-30
RF Acquisition Corp II
filed 2024-08-14
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2024, there were 15,012,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheet as of June 30, 2024 (Unaudited)	1
Statements of Operations for the three months ended June 30, 2024 and for the period from February 5, 2024 (inception) through June 30, 2024 (Unaudited)	2
Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2024 and for the period from February 5, 2024 (inception) through June 30, 2024 (Unaudited)	3
Statement of Cash Flows for the period from February 5, 2024 (inception) through June 30, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20

Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22

Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEET

JUNE 30, 2024

(UNAUDITED)

ASSETS
Current assets
Cash	$964,823
Other receivable	28,877
Prepaid expenses	55,008
Total Current Assets	1,048,708
Cash held in trust account	116,231,689
Total Assets	$117,280,397

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$29,232
Advance from related party	138,550
Total Current Liabilities	167,782
Deferred underwriting fee payable	4,025,000
Total Liabilities	4,192,782

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.11 per share	116,231,689

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 shares issued and outstanding as of June 30, 2024 (excluding 11,500,000 shares subject to possible redemption)	352
Additional paid-in capital	-
Accumulated deficit	(3,144,426)
Total Shareholders’ Deficit	(3,144,074)
Total Liabilities and Shareholders’ Deficit	$117,280,397

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	For the Period from February 5, 2024 (Inception) Through June 30,
	2024	2024
Operating and formation costs	$109,661	$170,081
Loss from operations	(109,661)	(170,081)

Other income:
Interest earned on cash held in Trust Account	656,689	656,689

Net income	$547,028	$486,608

Weighted average shares outstanding of redeemable ordinary shares	5,021,978	3,130,137

Basic net income per ordinary share, redeemable ordinary shares	$0.07	$0.08

Weighted average shares outstanding of non-redeemable ordinary shares	3,048,077	2,916,952

Basic net income per share, non-redeemable ordinary shares	$0.07	$0.08
Diluted weighted average shares outstanding of redeemable ordinary shares	5,054,945	3,150,685
Diluted net income per share, redeemable ordinary shares	$0.07	$0.08

Weighted average shares outstanding of non-redeemable ordinary shares	3,266,484	3,194,349

Diluted net income per share, non-redeemable ordinary shares	$0.07	$0.08

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of February 5, 2024 (inception)	-	$-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	2,875,000	288	24,712	-	-	25,000

Issuance of representative shares to EBC	200,000	20	1,719	(1,739)	-	-

Net loss	-	-	-	-	(60,420)	(60,420)

Balance as of March 31, 2024	3,075,000	$308	$26,431	$(1,739)	$(60,420)	$(35,420)

Accretion for ordinary shares to redemption amount	-	-	(5,068,964)	-	(3,631,034)	(8,699,998)

Sale of 437,500 Private Placement Units	437,500	44	4,374,956	-	-	4,375,000

Proceeds received for representative shares to EBC	-	-	-	1,739	-	1,739

Fair value of rights included in Public units	-	-	727,950	-	-	727,950

Allocated value of transaction costs to rights included in Public units	-	-	(60,373)	-	-	(60,373)

Net income	-	-	-	-	547,028	547,028

Balance as of June 30, 2024	3,512,500	$352	$-	$-	$(3,144,426)	$(3,144,074)

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$486,608
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs in exchange for issuance of Founder Shares	25,000
Payment of operating costs through advance from related party	31,620
Interest earned on cash held in Trust Account	(656,689)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(55,008)
Other receivable	(28,877)
Accrued expenses	113,882
Net cash used in operating activities	(83,464)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,575,000)
Net cash used in investing activities	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	4,375,000
Proceeds from sale of Representative shares	1,739
Advances from related party	45,317
Payment of offering costs	(498,769)
Net cash provided by financing activities	116,623,287

Net Change in Cash	964,823
Cash – Beginning of period	-
Cash – End of period	$964,823

Non-Cash investing and financing activities:
Accretion of ordinary shares subject to possible redemption value	$8,699,998
Deferred underwriting fee payable	$4,025,000
Offering cost included in advances from related party	$61,613

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $5,975,732 consisting of $2,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $475,732 of other offering costs. As a result of the underwriters’ election to exercise the over-allotment option in full on May 23, 2024, the Company incurred additional transaction costs amounted to $825,000 consisting of $300,000 of cash underwriting fees and $525,000 of deferred underwriting fees.

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

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, the Sponsor and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000. The issuance of the additional Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As a result, on May 23, 2024, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an additional of $300,000 for a total of $2,300,000. As of June 30, 2024, an aggregate of $115,575,000 has been deposited in the trust account established in connection with the Initial Public Offering.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Following the closing of the Initial Public Offering on May 21, 2024 and the overallotment on May 23, 2024, an amount of $115,575,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and invested in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (defined below), Private Shares and Private Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their founder shares, EBC founder shares and private shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares, EBC founder shares and private shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, private shares and, subject to applicable securities laws, any public shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.

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

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Going Concern Consideration

As of June 30, 2024, the Company had $964,823 in cash and a working capital of $880,926.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 17, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2024. The interim results for the period from February 5, 2024 (inception) through June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future periods.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $964,823 in cash and no cash equivalents as of June 30, 2024.

Cash Held in Trust Account

As of June 30, 2024, the assets held in the Trust Account amounting to $116,231,689 were held in cash.

Net Income per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events. The rights entitle the holder to receive one-twentieth of one ordinary share representing a total of 596,875 ordinary shares.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2024		For the Period from February 5, 2024 (Inception) Through June 30, 2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$340,414	$206,614	$251,881	$234,727
Denominator
Weighted-average shares outstanding	5,021,978	3,048,077	3,130,137	2,916,952
Basic net income per ordinary share	$0.07	$0.07	$0.08	$0.08

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

	For the Three Months Ended June 30, 2024		For the Period from February 5, 2024 (Inception) Through June 30, 2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$332,298	$214,730	$241,630	$244,978
Denominator
Weighted-average shares outstanding	5,054,945	3,266,484	3,150,685	3,194,349
Diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were allocated between the Ordinary Shares Subject to redemption and the equity instruments included in the Private Placement and rights included in the Public units. The costs of $6,740,359 allocated to the Ordinary Shares Subject to Redemption and $60,373 allocated to the rights included in the Public units were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of June 30, 2024, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At June 30, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(727,950)
Ordinary share issuance cost	(6,740,359)
Plus:
Remeasurement of carrying value to redemption value	8,699,998
Ordinary shares subject to possible redemption, June 30, 2024	$116,231,689

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-twentieth of one ordinary share.

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

JUNE 30, 2024

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

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2024, the amount due to the related party was $138,550.

Administration Fee

Commencing on the May 16, 2024, the Sponsor will charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. As of June 30, 2024, $15,000 has been accrued under this agreement.

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

JUNE 30, 2024

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

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit.

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an aggregate of $300,000.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds (an aggregate of $4,025,000 since the underwriters’ over-allotment option was exercised in full) of the Initial Public Offering. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2024, there were 3,512,500 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2024
Assets:
Cash held in Trust Account	1	$116,231,689

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. On May 23, 2024, the over-allotment was exercised as such the liability was eliminated and charged to accumulated deficit.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models, including assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The following table presents the changes in the fair value of over-allotment option liabilities classified as Level 3 in the fair value hierarchy as of May 21, 2024 and as of June 30, 2024:

Over-allotment option
Fair value as of May 21, 2024	$179,146
Exercise of over-allotment option	(179,146)
Fair value as of June 30, 2024	$-

The rights included in the unites were classified as equity and were valued based on market comparable. No recurring valuation is required. The following criteria were utilized to select comparable Special Purpose Acquisition Companies who were pre-business combination and included rights as part of their units that were publicly trading with significant time remaining to complete their initial business combination:

Criteria	Low	High
IPO Proceeds	60	240
Warrant Coverage	-	1.0
Rights Coverage (per unit)	0.05	0.20
Remaining Months to Complete	6	17

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 1, 2024, the Company announced that the holders of the Company’s Units may elect to separately trade the ordinary shares, par value $0.0001 per share, and rights included in the Units commencing on July 5, 2024. Each Unit consists of one Ordinary Share and one Right, each Right entitling the holder thereof to receive one-twentieth (1/20) of one Ordinary Share upon the consummation of the Company’s initial business combination. Any Units not separated will continue to trade on The Nasdaq Global Market LLC (“Nasdaq”) under the symbol “RFAIU.” Any underlying Ordinary Shares and Rights that are separated are expected to trade on Nasdaq under the symbols “RFAI” and “RFAIR,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Ordinary Shares and Rights.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $547,028, which consisted of interest earned on cash held in the Trust Account of $656,689, offset by operating costs of $109,661.

For the period from February 5, 2024 (inception) through June 30, 2024, we had a net income of $486,608, which consisted of interest earned on cash held in the Trust Account of $656,689, offset by operating costs of $170,081.

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

Following the Initial Public Offering and the private placement and the exercising of underwriters’ over-allotment option in full, an aggregate of $115,575,000 ($10.05 per Unit) was placed in the Trust Account. We incurred transaction costs of $5,975,732 consisting of $2,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $475,732 of other offering costs. As a result of the underwriters’ election to exercise the over-allotment option in full on May 23, 2024, we incurred additional transaction costs of $825,000 consisting of $300,000 of cash underwriting fees and $525,000 of deferred underwriting fees.

For the period from February 5, 2024 (inception) through June 30, 2024, cash used in operating activities was $83,464. Net income of $486,608 was affected by interest earned on cash held in the Trust Account of $656,689, payment of expenses through issuance of ordinary shares of $25,000, and payment of expenses through advance from related party of $31,620. Changes in operating assets and liabilities used $29,997 of cash for operating activities.

As of June 30, 2024, we had cash held in the Trust Account of $116,231,689. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $964,823. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited financial statements. The unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2024, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Controls over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from February 5, 2024 (inception) through June 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred transaction costs of $5,975,732 consisting of $2,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $475,732 of other offering costs. As a result of the underwriters’ election to exercise the over-allotment option in full on May 23, 2024, we incurred additional transaction costs of $825,000 consisting of $300,000 of cash underwriting fees and $525,000 of deferred underwriting fees.

Following the Initial Public Offering and the private placement and the election of the underwriters to exercise their over-allotment option in full, after deducting the underwriting fees (excluding the deferred portion of $4,025,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering and the Private Placement was $116,514,618 of which $115,575,000 ($10.05 per unit) was placed in the Trust Account.

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

RF ACQUISITION CORP II

Date:	August 14, 2024	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 14, 2024	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)