Form 10-Q
period 2024-09-30
RF Acquisition Corp II
filed 2024-10-25
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of October 25, 2024, there were 15,012,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheet as of September 30, 2024 (Unaudited)	1
Statements of Operations for the three months ended September 30, 2024 and for the period from February 5, 2024 (inception) through September 30, 2024 (Unaudited)	2
Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2024 and for the period from February 5, 2024 (inception) through September 30, 2024 (Unaudited)	3
Statement of Cash Flows for the period from February 5, 2024 (inception) through September 30, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20

Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22

Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEET

SEPTEMBER 30, 2024

(UNAUDITED)

ASSETS
Current assets
Cash	$986,256
Prepaid expenses	26,615
Total Current Assets	1,012,871
Cash held in trust account	117,744,630
Total Assets	$118,757,501

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$83,385
Advance from related party	138,550
Total Current Liabilities	221,935
Deferred underwriting fee payable	4,025,000
Total Liabilities	4,246,935

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.24 per share	117,744,630

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 shares issued and outstanding as of September 30, 2024 (excluding 11,500,000 shares subject to possible redemption)	352
Additional paid-in capital	-
Accumulated deficit	(3,234,416)
Total Shareholders’ Deficit	(3,234,064)
Total Liabilities and Shareholders’ Deficit	$118,757,501

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from February 5, 2024 (Inception) Through September 30,
	2024	2024
Operating and formation costs	$89,990	$260,071
Loss from operations	(89,990)	(260,071)

Other income:
Interest earned on cash held in Trust Account	1,512,941	2,169,630

Net income	$1,422,951	$1,909,559

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	6,365,546

Basic net income per ordinary share, redeemable ordinary shares	$0.09	$0.20

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,147,164

Basic net income per share, non-redeemable ordinary shares	$0.09	$0.20
Diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	6,378,151
Diluted net income per share, redeemable ordinary shares	$0.09	$0.20

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,317,332

Diluted net income per share, non-redeemable ordinary shares	$0.09	$0.20

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of February 5, 2024 (inception)	-	$-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	2,875,000	288	24,712	-	-	25,000

Issuance of representative shares to EBC	200,000	20	1,719	(1,739)	-	-

Net loss	-	-	-	-	(60,420)	(60,420)

Balance as of March 31, 2024	3,075,000	$308	$26,431	$(1,739)	$(60,420)	$(35,420)

Accretion for ordinary shares to redemption amount	-	-	(5,068,964)	-	(3,631,034)	(8,699,998)

Sale of 437,500 Private Placement Units	437,500	44	4,374,956	-	-	4,375,000

Proceeds received for representative shares to EBC	-	-	-	1,739	-	1,739

Fair value of rights included in Public units	-	-	727,950	-	-	727,950

Allocated value of transaction costs to rights included in Public units	-	-	(60,373)	-	-	(60,373)

Net income	-	-	-	-	547,028	547,028

Balance as of June 30, 2024	3,512,500	$352	$-	$-	$(3,144,426)	$(3,144,074)

Accretion for ordinary shares to redemption amount	-	-		-	(1,512,941)	(1,512,941)

Net income	-	-	-	-	1,422,951	1,422,951

Balance as of September 30, 2024	3,512,500	$352	$-	$-	$(3,234,416)	$(3,234,064)

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,909,559
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs in exchange for issuance of Founder Shares	25,000
Payment of operating costs through advance from related party	31,620
Interest earned on cash held in Trust Account	(2,169,630)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,615)
Accrued expenses	168,035
Net cash used in operating activities	(62,031)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,575,000)
Net cash used in investing activities	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	4,375,000
Proceeds from sale of Representative shares	1,739
Advances from related party	45,317
Payment of offering costs	(498,769)
Net cash provided by financing activities	116,623,287

Net Change in Cash	986,256
Cash – Beginning of period	-
Cash – End of period	$986,256

Non-Cash investing and financing activities:
Accretion of ordinary shares subject to possible redemption value	$10,212,939
Deferred underwriting fee payable	$4,025,000
Offering cost included in advances from related party	$61,613

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 16, 2024. On May 21, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Alfa 24 Limited (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters, generating gross proceeds of $4,000,000, which is described in Note 4.

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

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, the Sponsor and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000. The issuance of the additional Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As a result, on May 23, 2024, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an additional of $300,000 for a total of $2,300,000. As of September 30, 2024, an aggregate of $115,575,000 has been deposited in the trust account established in connection with the Initial Public Offering.

On July 1, 2024, the Company announced that the holders of the Company’s Units may elect to separately trade the ordinary shares, par value $0.0001 per share (the “Ordinary Shares”), and rights (the “Rights”) included in the Units commencing on July 5, 2024. Each Unit consists of one Ordinary Share and one Right, each Right entitling the holder thereof to receive one-twentieth (1/20) of one Ordinary Share upon the consummation of the Company’s initial Business Combination. Any Units not separated will continue to trade on The Nasdaq Global Market LLC (“Nasdaq”) under the symbol “RFAIU.” Any underlying Ordinary Shares and Rights that are separated are expected to trade on Nasdaq under the symbols “RFAI” and “RFAIR,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Ordinary Shares and Rights.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Going Concern Consideration

As of September 30, 2024, the Company had $986,256 in cash and a working capital of $790,936.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 17, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2024. The interim results for the period from February 5, 2024 (inception) through September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future periods.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $986,256 in cash and no cash equivalents as of September 30, 2024.

Cash Held in Trust Account

As of September 30, 2024, the assets held in the Trust Account amounting to $117,744,630 were held in cash.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2024		For the Period from February 5, 2024 (Inception) Through September 30, 2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,090,021	$332,930	$1,277,805	$631,754
Denominator
Weighted-average shares outstanding	11,500,000	3,512,500	6,365,546	3,147,164
Basic net income per ordinary share	$0.09	$0.09	$0.20	$0.20

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

	For the Three Months Ended September 30, 2024		For the Period from February 5, 2024 (Inception) Through September 30, 2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,090,021	$332,930	$1,256,199	$653,360
Denominator
Weighted-average shares outstanding	11,500,000	3,512,500	6,378,151	3,317,332
Diluted net income per ordinary share	$0.09	$0.09	$0.20	$0.20

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

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

SEPTEMBER 30, 2024

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of September 30, 2024, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At September 30, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(727,950)
Ordinary share issuance cost	(6,740,359)
Plus:
Remeasurement of carrying value to redemption value	10,212,939
Ordinary shares subject to possible redemption, September 30, 2024	$117,744,630

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Each Unit consists of one ordinary share (“Private Share”), and one right (“Private Right”), each Private Right entitles the holder to receive one-twentieth of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2024, the amount due to the related party was $138,550.

Administration Fee

Commencing on the May 16, 2024, the Sponsor will charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. As of September 30, 2024, $45,000 has been accrued under this agreement.

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

SEPTEMBER 30, 2024

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

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2024, there were 3,512,500 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2024
Assets:
Cash held in Trust Account	1	$117,744,630

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following table presents the changes in the fair value of over-allotment option liabilities classified as Level 3 in the fair value hierarchy as of May 21, 2024 and as of September 30, 2024:

Over-allotment option
Fair value as of May 21, 2024	$179,146
Exercise of over-allotment option	(179,146)
Fair value as of September 30, 2024	$-

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

Overview

We are a blank check company incorporated in the Cayman Islands on February 5, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to pursue a Business Combination with a target in any industry that can benefit from the expertise and capabilities of our management team. While our efforts in identifying prospective target businesses will not be limited to a particular geographic region, we intend to focus our search on businesses in Asia within the deep technology sector, including artificial intelligence, quantum computing, and biotechnology. However, we will not consummate an initial business combination with an entity or business with China operations consolidated through a variable interest entity (“VIE”) structure. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $1,422,951, which consisted of interest earned on cash held in the Trust Account of $1,512,941, offset by operating costs of $89,990.

For the period from February 5, 2024 (inception) through September 30, 2024, we had a net income of $1,909,559, which consisted of interest earned on cash held in the Trust Account of $2,169,630, offset by operating costs of $260,071.

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

For the period from February 5, 2024 (inception) through September 30, 2024, cash used in operating activities was $62,031. Net income of $1,909,559 was affected by interest earned on cash held in the Trust Account of $2,169,630, payment of expenses through issuance of ordinary shares of $25,000, and payment of expenses through advance from related party of $31,620. Changes in operating assets and liabilities used $141,420 of cash for operating activities.

As of September 30, 2024, we had cash held in the Trust Account of $117,744,630. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $986,256. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for use of office space, utilities, and administrative support. We began incurring these fees on May 16, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from February 5, 2024 (inception) through September 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP II

Date:	October 25, 2024	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	October 25, 2024	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)