Form 10-Q
period 2025-03-31
RF Acquisition Corp II
filed 2025-05-12
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 12, 2025, there were 15,012,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheets as of March 31, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the three months ended March 31, 2025 and for the period from February 5, 2024 (inception) through March 31, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2025 and for the period from February 5, 2024 (inception) through March 31, 2024 (Unaudited)	3
Statements of Cash Flows for the period for the three months ended March 31, 2025 and for the period from February 5, 2024 (inception) through March 31, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21

Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23

Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$812,338	$958,786
Prepaid expenses	66,663	25,621
Total Current assets	879,001	984,407
Cash held in trust account	120,328,139	119,093,931
TOTAL ASSETS	$121,207,140	$120,078,338

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$159,482	$81,650
Advance from related party	138,550	138,550
Due to Sponsor	105,000	75,000
Total Current liabilities	403,032	295,200
Deferred underwriting fee	4,025,000	4,025,000
Total Liabilities	4,428,032	4,320,200

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption; 11,500,000 shares at redemption value of $10.46 and $10.36 per share as of March 31, 2025 and December 31, 2024	120,328,139	119,093,931

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	352	352
Additional paid-in capital	-	-
Accumulated deficit	(3,549,383)	(3,336,145)
Total Shareholders’ Deficit	(3,549,031)	(3,335,793)
Total Liabilities and Shareholders’ Deficit	$121,207,140	$120,078,338

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 5, 2024 (Inception) through March 31,
	2025	2024
Operating and formation costs	$213,238	$60,420
Loss from operations	(213,238)	(60,420)

Other income:
Interest earned on cash held in Trust Account	1,234,208	-

Net income (loss)	$1,020,970	$(60,420)

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	-

Basic net income per ordinary share, redeemable ordinary shares	$0.07	$-

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	2,616,364

Basic net income (loss) per share, non-redeemable ordinary shares	$0.07	$(0.02)
Diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	-
Diluted net income per share, redeemable ordinary shares	$0.07	$-

Diluted Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,075,000

Diluted net income (loss) per share, non-redeemable ordinary shares	$0.07	$(0.02)

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	3,512,500	$352	$-	$-	$(3,336,145)	$(3,335,793)

Remeasurement of ordinary shares subject to redemption	-	-		-	(1,234,208)	(1,234,208)

Net income	-	-	-	-	1,020,970	1,020,970

Balance as of March 31, 2025	3,512,500	$352	$-	$-	$(3,549,383)	$(3,549,031)

FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH MARCH 31, 2024
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of February 5, 2024 (inception)	-	$-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	2,875,000	288	24,712	-	-	25,000

Issuance of representative shares to EBC	200,000	20	1,719	(1,739)	-	-

Net loss	-	-	-	-	(60,420)	(60,420)

Balance as of March 31, 2024	3,075,000	$308	$26,431	$(1,739)	$(60,420)	$(35,420)

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended March 31, 2025	For the Period from February 5, 2024 (Inception) through March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,020,970	$(60,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,234,208)	-
Payment of operating costs in exchange for issuance of Founder Shares	-	25,000
Payment of operating costs through advance from related party	-	31,620
Changes in operating assets and liabilities:
Prepaid expenses	(41,042)	-
Due to Sponsor	30,000	-
Accrued expenses	77,832	3,800
Net cash used in operating activities	(146,448)	-

Net Change in Cash	(146,448)	-
Cash – Beginning of period	958,786	-
Cash – End of period	$812,338	$-

Non-Cash investing and financing activities:
Deferred offering costs paid through advances from related party	$-	$61,613
Deferred offering costs included in accrued offerings costs	$-	$236,060
Issuance of representative shares to EBC	$-	$1,739
Remeasurement of ordinary shares subject to redemption	$1,234,208	$-

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On July 1, 2024, the Company announced that the holders of the Company’s Units may elect to separately trade the ordinary shares, par value $0.0001 per share (the “Ordinary Shares”), and rights (the “Rights”) included in the Units commencing on July 5, 2024. Each Unit consists of one Ordinary Share and one Right, each Right entitling the holder thereof to receive one-twentieth (1/20) of one Ordinary Share upon the consummation of the Company’s initial Business Combination. Any Units not separated continue to trade on The Nasdaq Global Market LLC (“Nasdaq”) under the symbol “RFAIU.” Any underlying Ordinary Shares and Rights that were separated are trade on Nasdaq under the symbols “RFAI” and “RFAIR,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Ordinary Shares and Rights.

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

Going Concern Consideration

As of March 31, 2025, the Company had $812,338 in cash and a working capital of $475,969.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $812,338 and $958,786 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account amounted to $120,328,139 and $119,093,931, respectively, which consisted of interest-earning demand cash.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. Remeasurement associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events. The rights entitle the holder to receive one-twentieth of one ordinary share representing a total of 596,875 ordinary shares.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2025		For the period from February 5, 2024 (inception) to March 31, 2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income (loss)	$782,092	$238,878	$-	$(60,420)
Denominator
Weighted-average shares outstanding	11,500,000	3,512,500	-	2,616,364
Basic net income (loss) per ordinary share	$0.07	$0.07	$-	$(0.02)

	For the three months ended March 31, 2025		For the period from February 5, 2024 (inception) to March 31, 2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$782,092	$238,878	$-	$(60,420)
Denominator
Diluted Weighted-average shares outstanding	11,500,000	3,512,500	-	3,075,000
Diluted net income (loss) per ordinary share	$0.07	$0.07	$-	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(727,950)
Ordinary share issuance cost	(6,740,359)
Plus:
Remeasurement of carrying value to redemption value	11,562,240
Ordinary shares subject to possible redemption, December 31, 2024	$119,093,931
Plus:
Remeasurement of carrying value to redemption value	1,234,208
Ordinary shares subject to possible redemption, March 31, 2025	$120,328,139

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

On May 23, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 375,000 Founder Shares were no longer subject to forfeiture.

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2025 and December 31, 2024, the amount due to the related party was $138,550.

Administration Fee

Commencing on the May 16, 2024, the Sponsor will charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. For the three months ended March 31, 2025, the Company recognized $30,000 administrative fee. As of March 31, 2025 and December 31, 2024, $105,000 and $75,000, respectively, has been accrued and remained unpaid under this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 3,512,500 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

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

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on cash held in Trust Account which include the accompanying audited statements of operations.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RF Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alfa 24 Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $1,020,970, which consist of interest earned on cash held in Trust Account of $1,234,208, partially offset by operational costs of $213,238.

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

For the three months ended March 31, 2025, cash used in operating activities was $146,448. Net income of $1,020,970 was affected by interest earned on cash held in the Trust Account of $1,234,208. Changes in operating assets and liabilities provided $66,790 of cash for operating activities.

For the period from February 5, 2024 (inception) to March 31, 2024, cash used in operating activities was nil. Net loss of $60,420 was affected by payment of operating costs in exchange for issuance of Founder Shares of $25,000 and payment of operating costs through advance from related party of $31,620. Changes in operating assets and liabilities provided $3,800 of cash for operating activities.

As of March 31, 2025, we had cash held in the Trust Account of $120,328,139. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $812,338. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Working Capital Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RF ACQUISITION CORP II

Date:	May 12, 2025	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 12, 2025	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)