Form 10-Q
period 2025-06-30
RF Acquisition Corp II
filed 2025-07-28
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of July 28, 2025, there were 15,012,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the three and six months ended June 30, 2025, for the three months ended June 30, 2024 and for the period from February 5, 2024 (inception) through June 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2025, for the three months ended June 30, 2024 and for the period from February 5, 2024 (inception) through June 30, 2024 (Unaudited)	3
Statements of Cash Flows for the period for the six months ended June 30, 2025 and for the period from February 5, 2024 (inception) through June 30, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21

Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23

Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$626,321	$958,786
Prepaid expenses	43,400	25,621
Total Current assets	669,721	984,407
Cash held in trust account	121,585,878	119,093,931
TOTAL ASSETS	$122,255,599	$120,078,338

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$101,931	$81,650
Advance from related party	138,550	138,550
Due to Sponsor	135,000	75,000
Total Current liabilities	375,481	295,200
Deferred underwriting fee	4,025,000	4,025,000
Total Liabilities	4,400,481	4,320,200

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption; 11,500,000 shares at redemption value of $10.57 and $10.36 per share as of June 30, 2025 and December 31, 2024	121,585,878	119,093,931

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	352	352
Additional paid-in capital	-	-
Accumulated deficit	(3,731,112)	(3,336,145)
Total Shareholders’ Deficit	(3,730,760)	(3,335,793)
Total Liabilities and Shareholders’ Deficit	$122,255,599	$120,078,338

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 5, 2024 (Inception) through June 30,
	2025	2024	2025	2024
Operating and formation costs	$181,729	$109,661	$394,967	$170,081
Loss from operations	(181,729)	(109,661)	(394,967)	(170,081)

Other income:
Interest earned on cash held in Trust Account	1,257,739	656,689	2,491,947	656,689

Net income	$1,076,010	$547,028	$2,096,980	$486,608

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	5,021,978	11,500,000	3,130,137

Basic net income per ordinary share, redeemable ordinary shares	$0.07	$0.07	$0.14	$0.08

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,048,077	3,512,500	2,916,952

Basic net income per share, non-redeemable ordinary shares	$0.07	$0.07	$0.14	$0.08
Diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	5,054,945	11,500,000	3,150,685
Diluted net income per share, redeemable ordinary shares	$0.07	$0.07	$0.14	$0.08

Diluted weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,266,484	3,512,500	3,194,349

Diluted net income per share, non-redeemable ordinary shares	$0.07	$0.07	$0.14	$0.08

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	3,512,500	$352	$-	$-	$(3,336,145)	$(3,335,793)

Remeasurement of ordinary shares subject to redemption	-	-		-	(1,234,208)	(1,234,208)

Net income	-	-	-	-	1,020,970	1,020,970

Balance as of March 31, 2025	3,512,500	$352	$-	$-	$(3,549,383)	$(3,549,031)

Remeasurement of ordinary shares subject to redemption	-	-		-	(1,257,739)	(1,257,739)

Net income	-	-	-	-	1,076,010	1,076,010

Balance as of June 30, 2025	3,512,500	$352	$-	$-	$(3,731,112)	$(3,730,760)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND
FOR PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH JUNE 30, 2024
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of February 5, 2024 (inception)	-	$-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	2,875,000	288	24,712	-	-	25,000

Issuance of representative shares to EBC	200,000	20	1,719	(1,739)	-	-

Net loss	-	-	-	-	(60,420)	(60,420)

Balance as of March 31, 2024	3,075,000	$308	$26,431	$(1,739)	$(60,420)	$(35,420)

Accretion for ordinary shares to redemption amount	-	-	(5,068,964)	-	(3,631,034)	(8,699,998)

Sale of 437,500 Private Placement Units	437,500	44	4,374,956	-	-	4,375,000

Proceeds received for representative shares to EBC	-	-	-	1,739	-	1,739

Fair value of rights included in Public units	-	-	727,950	-	-	727,950

Allocated value of transaction costs to rights included in Public units	-	-	(60,373)	-	-	(60,373)

Net income	-	-	-	-	547,028	547,028

Balance as of June 30, 2024	3,512,500	$352	$-	$-	$(3,144,426)	$(3,144,074)

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For Period From February 5, 2024 (Inception) Through June 30, 2024
Cash Flows from Operating Activities:
Net income	$2,096,980	$486,608
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs in exchange for issuance of Founder Shares	-	25,000
Payment of operating costs through advance from related party	-	31,620
Interest earned on cash held in Trust Account	(2,491,947)	(656,689)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,779)	(55,008)
Other receivable	-	(28,877)
Due to Sponsor	60,000	-
Accounts payable and accrued expenses	20,281	113,882
Net cash used in operating activities	(332,465)	(83,464)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(115,575,000)
Net cash used in investing activities	-	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	112,700,000
Proceeds from sale of Private Placement Units	-	4,375,000
Proceeds from sale of Representative shares	-	1,739
Advances from related party	-	45,317
Payment of offering costs	-	(498,769)
Net cash provided by financing activities	-	116,623,287

Net Change in Cash	(332,465)	964,823
Cash – Beginning of period	958,786	-
Cash – End of period	$626,321	$964,823

Non-Cash investing and financing activities:
Remeasurement of ordinary shares subject to redemption	$2,491,947	$8,699,998
Deferred underwriting fee payable	$-	$4,025,000
Offering cost included in advances from related party	$-	$61,613

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, the Sponsor and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000. The issuance of the additional Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As a result, on May 23, 2024, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an additional of $300,000 for a total of $2,300,000. Upon the closing of the Initial Public Offering and the exercise of the Underwriters’ over-allotment option, an aggregate of $115,575,000 has been deposited in the trust account established in connection with the Initial Public Offering.

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

Going Concern Consideration

As of June 30, 2025, the Company had $626,321 in cash and a working capital of $294,240.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $626,321 and $958,786 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account amounted to $121,585,878 and $119,093,931, respectively, which consisted of interest-earning demand cash.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended June 30,				For the Six Months Ended June 30,		For the period from February 5, 2024 (inception) to June 30,
	2025		2024		2025		2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$824,254	$251,756	$340,414	$206,614	$1,606,346	$490,634	$251,881	$234,727
Denominator
Weighted-average shares outstanding	11,500,000	3,512,500	5,021,978	3,048,077	11,500,000	3,512,500	3,130,137	2,916,952
Basic net income per ordinary share	$0.07	$0.07	$0.07	$0.07	$0.14	$0.14	$0.08	$0.08

	For the three months ended June 30,				For the Six Months Ended June 30,		For the period from February 5, 2024 (inception) to June 30,
	2025		2024		2025		2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$824,254	$251,756	$332,298	$214,730	$1,606,346	$490,634	$241,630	$244,978
Denominator
Diluted weighted-average shares outstanding	11,500,000	3,512,500	5,054,945	3,266,484	11,500,000	3,512,500	3,150,685	3,194,349
Diluted net income per ordinary share	$0.07	$0.07	$0.07	$0.07	$0.14	$0.14	$0.08	$0.08

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At June 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(727,950)
Ordinary share issuance cost	(6,740,359)
Plus:
Remeasurement of carrying value to redemption value	11,562,240
Ordinary shares subject to possible redemption, December 31, 2024	$119,093,931
Plus:
Remeasurement of carrying value to redemption value	2,491,947
Ordinary shares subject to possible redemption, June 30, 2025	$121,585,878

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

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2025 and December 31, 2024, the amount advanced from the related party was $138,550.

Administration Fee

Commencing on May 16, 2024, the Sponsor charges the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. For the three and six months ended June 30, 2025, the Company recognized $30,000 and $60,000 administrative fee, respectively. For the three months ended June 30, 2024 and for the period from February 5, 2024 (inception) through June 30, 2024, the Company recognized $15,000 administrative fee. As of June 30, 2025 and December 31, 2024, $135,000 and $75,000, respectively, has been accrued and remained unpaid under this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 3,512,500 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on cash held in Trust Account which include the accompanying unaudited statements of operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $1,076,010, which consist of interest earned on cash held in Trust Account of $1,257,739, partially offset by operational costs of $181,729.

For the six months ended June 30, 2025, we had net income of $2,096,980, which consist of interest earned on cash held in Trust Account of $2,491,947, partially offset by operational costs of $394,967 .

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

For the six months ended June 30, 2025, cash used in operating activities was $332,465. Net income of $2,096,980 was affected by interest earned on cash held in the Trust Account of $2,491,947. Changes in operating assets and liabilities provided $62,502 of cash for operating activities.

For the period from February 5, 2024 (inception) through June 30, 2024, cash used in operating activities was $83,464. Net income of $486,608 was affected by interest earned on cash held in the Trust Account of $656,689, payment of expenses through issuance of ordinary shares of $25,000, and payment of expenses through advance from related party of $31,620. Changes in operating assets and liabilities provided $29,997 of cash for operating activities.

As of June 30, 2025, we had cash held in the Trust Account of $121,585,878. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $626,321. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RF ACQUISITION CORP II

Date:	July 28, 2025	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	July 28, 2025	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)