Form 10-Q
period 2025-09-30
RF Acquisition Corp II
filed 2025-11-06
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 5, 2025, there were 15,012,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from February 5, 2024 (inception) through September 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from February 5, 2024 (inception) through September 30, 2024 (Unaudited)	3
Statements of Cash Flows for the period for the nine months ended September 30, 2025 and for the period from February 5, 2024 (inception) through September 30, 2024 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24

Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$562,225	$958,786
Prepaid expenses	29,117	25,621
Total Current assets	591,342	984,407
Cash held in trust account	122,872,409	119,093,931
TOTAL ASSETS	$123,463,751	$120,078,338

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$223,214	$81,650
Advance from related party	138,550	138,550
Due to Sponsor	165,000	75,000
Total Current liabilities	526,764	295,200
Deferred underwriting fee	4,025,000	4,025,000
Total Liabilities	4,551,764	4,320,200

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption; 11,500,000 shares at redemption value of $10.68 and $10.36 per share as of September 30, 2025 and December 31, 2024	122,872,409	119,093,931

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	352	352
Additional paid-in capital	-	-
Accumulated deficit	(3,960,774)	(3,336,145)
Total Shareholders’ Deficit	(3,960,422)	(3,335,793)
Total Liabilities and Shareholders’ Deficit	$123,463,751	$120,078,338

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from February 5, 2024 (Inception) through September 30,
	2025	2024	2025	2024
Operating and formation costs	$229,662	$89,990	$624,629	$260,071
Loss from operations	(229,662)	(89,990)	(624,629)	(260,071)

Other income:
Interest earned on cash held in Trust Account	1,286,531	1,512,941	3,778,478	2,169,630

Net income	$1,056,869	$1,422,951	$3,153,849	$1,909,559

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	11,500,000	11,500,000	6,365,546

Basic net income per ordinary share, redeemable ordinary shares	$0.07	$0.09	$0.21	$0.20

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500	3,512,500	3,147,164

Basic net income per share, non-redeemable ordinary shares	$0.07	$0.09	$0.21	$0.20

Diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	11,500,000	11,500,000	6,378,151

Diluted net income per share, redeemable ordinary shares	$0.07	$0.09	$0.21	$0.20

Diluted weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500	3,512,500	3,317,332

Diluted net income per share, non-redeemable ordinary shares	$0.07	$0.09	$0.21	$0.20

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	3,512,500	$352	$-	$-	$(3,336,145)	$(3,335,793)

Remeasurement of ordinary shares subject to redemption	-	-	-	-	(1,234,208)	(1,234,208)

Net income	-	-	-	-	1,020,970	1,020,970

Balance as of March 31, 2025	3,512,500	$352	$-	$-	$(3,549,383)	$(3,549,031)

Remeasurement of ordinary shares subject to redemption	-	-		-	(1,257,739)	(1,257,739)

Net income	-	-	-	-	1,076,010	1,076,010

Balance as of June 30, 2025	3,512,500	$352	$-	$-	$(3,731,112)	$(3,730,760)

Remeasurement of ordinary shares subject to redemption	-	-	-	-	(1,286,531)	(1,286,531)

Net income	-	-	-	-	1,056,869	1,056,869

Balance as of September 30, 2025	3,512,500	$352	$-	$-	$(3,960,774)	$(3,960,422)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND
FOR PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of February 5, 2024 (inception)	-	$-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	2,875,000	288	24,712	-	-	25,000

Issuance of representative shares to EBC	200,000	20	1,719	(1,739)	-	-

Net loss	-	-	-	-	(60,420)	(60,420)

Balance as of March 31, 2024	3,075,000	$308	$26,431	$(1,739)	$(60,420)	$(35,420)

Remeasurement of ordinary shares to redemption amount	-	-	(5,068,964)	-	(3,631,034)	(8,699,998)

Sale of 437,500 Private Placement Units	437,500	44	4,374,956	-	-	4,375,000

Proceeds received for representative shares to EBC	-	-	-	1,739	-	1,739

Fair value of rights included in Public Units	-	-	727,950	-	-	727,950

Allocated value of transaction costs to rights included in Public Units	-	-	(60,373)	-	-	(60,373)

Net income	-	-	-	-	547,028	547,028

Balance as of June 30, 2024	3,512,500	$352	$-	$-	$(3,144,426)	$(3,144,074)

Remeasurement of ordinary shares to redemption amount	-	-	-	-	(1,512,941)	(1,512,941)

Net income	-	-	-	-	1,422,951	1,422,951

Balance as of September 30, 2024	3,512,500	$352	$-	$-	$(3,234,416)	$(3,234,064)

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For Period From February 5, 2024 (Inception) Through September 30, 2024
Cash Flows from Operating Activities:
Net income	$3,153,849	$1,909,559
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs in exchange for issuance of Founder Shares	-	25,000
Payment of operating costs through advance from related party	-	31,620
Interest earned on cash held in Trust Account	(3,778,478)	(2,169,630)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,496)	(26,615)
Due to Sponsor	90,000	-
Accounts payable and accrued expenses	141,564	168,035
Net cash used in operating activities	(396,561)	(62,031)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(115,575,000)
Net cash used in investing activities	-	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	112,700,000
Proceeds from sale of Private Placement Units	-	4,375,000
Proceeds from sale of Representative shares	-	1,739
Advances from related party	-	45,317
Payment of offering costs	-	(498,769)
Net cash provided by financing activities	-	116,623,287

Net Change in Cash	(396,561)	986,256
Cash – Beginning of period	958,786	-
Cash – End of period	$562,225	$986,256

Non-Cash investing and financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$3,778,478	$10,212,939
Deferred underwriting fee payable	$-	$4,025,000
Offering cost included in advances from related party	$-	$61,613

The accompanying notes are an integral part of the unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on May 21, 2024 and the overallotment on May 23, 2024, an amount of $115,575,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”), and invested in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (defined below), Private Shares and Private Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their founder shares, EBC founder shares and private shares in connection with a shareholder vote to approve an amendment to the Charter to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares, EBC founder shares and private shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, private shares and, subject to applicable securities laws, any public shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.

The Company has until November 15, 2025 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On October 14, 2025, the Company filed a definitive proxy statement, announcing that an extraordinary general meeting will be held on November 10, 2025 to vote on three proposals: (1) a proposal to amend the Company’s Charter, to reflect the extension of the Combination Period up to nine (9) times from November 15, 2025 (the “Termination Date”) to August 15, 2026, with each extension comprised of one (1) month (each, an “Extension”) (i.e., for a period of time ending up to 27 months after the consummation of its Initial Public Offering) for a total of nine (9) months after the Termination Date (the “Extension Amendment Proposal”); (2)a proposal to amend the Company’s investment management trust agreement, dated as of May 16, 2024, (the “Trust Agreement”), by and between the Company and the Trustee, to allow the Company to extend the Termination Date up to nine (9) times for an additional one (1) month each time from the Termination Date or Extended Date, as applicable, to August 15, 2026 (the “Trust Agreement Amendment”) by providing five days’ advance notice to the Trustee prior to the applicable Termination Date or Extended Date and depositing into the Trust Account $0.03 for each Public Share not redeemed in connection with the Extension Amendment Proposal, up to a maximum of $60,000, per one-month extension two (2) days prior to such Extension (the “Extension Payment”) until August 15, 2026 and (3) a proposal to adjourn the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the Extension Amendment Proposal and Trust Agreement Amendment Proposal or to provide additional time to effectuate the Extension Amendment, Trust Agreement Amendment and Extension

If the Extension Amendment Proposal is approved by the Company’s shareholders, the Company has agreed to waive its right to withdraw up to $100,000 of interest accrued on the Trust Account to pay dissolution expenses, should the Company ultimately liquidate before consummating a business combination. As a result, the Company will not withdraw up to $100,000 of interest for such dissolution expenses upon liquidation, and up to $100,000 of any interest accrued will be held in the Trust Account and will, subject to applicable law, be released to public shareholders upon the redemption of 100% of the public shares if the Company is unable to complete its initial business combination by the last Extended Date, or such earlier date as determined by the Company’s board of directors.

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

Business Combination Agreement

On October 2, 2025, the Company, entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among NYB Holdings Limited, a Cayman Islands exempted company with limited liability (“PubCo”), NYB Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of PubCo (“Amalgamation Sub”) and Nanyang Biologics Pte. Ltd., a Singapore private company limited by shares (“Nanyang”).

The Business Combination Agreement provides for, among other things, the following transactions: (i) the Company will merge with and into PubCo (the “Merger”), with PubCo being the surviving entity (the “Surviving Company”); and (ii) following the Merger, Amalgamation Sub and Nanyang will amalgamate and continue as one company, with Nanyang being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Amalgamation”). The Merger, the Amalgamation and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each issued and outstanding Nanyang ordinary share will automatically be cancelled and converted into such number of newly issued PubCo Shares as determined in accordance with the terms of the Business Combination Agreement; (ii) each issued and outstanding share of Amalgamation Sub will automatically be converted into one Surviving Company’s ordinary shares and accordingly, PubCo shall be the holder of all Surviving Company’s ordinary shares; (iii) each issued and outstanding Company ordinary share will be cancelled and cease to exist in exchange for one PubCo Share; and (iv) each issued and outstanding rights of the Company shall cease to be a right with respect to the Company’s ordinary shares and shall be exchanged for one-twentieth (1/20th) of a PubCo Share. Any fractional PubCo Shares will be rounded down to the nearest whole share.

Going Concern Consideration

As of September 30, 2025, the Company had $562,225 in cash and a working capital of $64,578.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $562,225 and $958,786 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account amounted to $122,872,409 and $119,093,931, respectively, which consisted of interest-earning demand cash.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30,				For the Nine Months Ended September 30,		For the period from February 5, 2024 (inception) to September 30,
	2025		2024		2025		2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$809,592	$247,277	$1,090,021	$332,930	$2,415,938	$737,911	$1,277,805	$631,754
Denominator
Weighted-average shares outstanding	11,500,000	3,512,500	11,500,000	3,512,500	11,500,000	3,512,500	6,365,546	3,147,164
Basic net income per ordinary share	$0.07	$0.07	$0.09	$0.09	$0.21	$0.21	$0.20	$0.20

	For the three months ended September 30,				For the Nine Months Ended September 30,		For the period from February 5, 2024 (inception) to September 30,
	2025		2024		2025		2024
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$809,592	$247,277	$1,090,021	$332,930	$2,415,938	$737,911	$1,256,199	$653,360
Denominator
Diluted weighted-average shares outstanding	11,500,000	3,512,500	11,500,000	3,512,500	11,500,000	3,512,500	6,378,151	3,317,332
Diluted net income per ordinary share	$0.07	$0.07	$0.09	$0.09	$0.21	$0.21	$0.20	$0.20

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company is an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(727,950)
Ordinary share issuance cost	(6,740,359)
Plus:
Remeasurement of carrying value to redemption value	11,562,240
Ordinary shares subject to possible redemption, December 31, 2024	$119,093,931
Plus:
Remeasurement of carrying value to redemption value	3,778,478
Ordinary shares subject to possible redemption, September 30, 2025	$122,872,409

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

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

On May 23, 2024, because of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 375,000 Founder Shares was no longer subject to forfeiture.

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2025 and December 31, 2024, the amount advanced from the related party was $138,550.

Administration Fee

Commencing on May 16, 2024, the Sponsor charges the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. For the three and nine months ended September 30, 2025, the Company recognized $30,000 and $90,000 administrative fee, respectively. For the three months ended September 30, 2024 and for the period from February 5, 2024 (inception) through September 30, 2024, the Company recognized $30,000 and $45,000 administrative fee, respectively. As of September 30, 2025 and December 31, 2024, $165,000 and $75,000, respectively, has been accrued and remained unpaid under this agreement.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among several nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 3,512,500 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-twentieth (1/20) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights to receive the one-twentieth (1/20) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

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

The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the balance sheet. On May 23, 2024, the over-allotment was exercised as such the liability was eliminated and charged to accumulated deficit.

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

On October 2, 2025, the Company, PubCo, Amalgamation Sub and Nanyang entered a Business Combination Agreement.as disclosed in Note 1.

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

Overview

We are a blank check company incorporated in the Cayman Islands on February 5, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar Business Combination with one or more businesses. We intend to pursue a Business Combination with a target in any industry that can benefit from the expertise and capabilities of our Management Team. While our efforts in identifying prospective target businesses will not be limited to a particular geographic region, we intend to focus our search on businesses in Asia within the deep technology sector, including artificial intelligence, quantum computing, and biotechnology. However, we will not consummate a Business Combination with an entity or business with China operations consolidated through a variable interest entity (“VIE”) structure. We are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Business Combination Agreement

On October 2, 2025, the Company, entered into the Business Combination Agreement, by and among Pubco, Amalgamation Sub and Nanyang.

The Business Combination Agreement provides for, among other things, the following transactions: (i) the Company will merge with and into PubCo (the “Merger”), with PubCo being the Surviving Company; and (ii) following the Merger, Amalgamation Sub and Nanyang will amalgamate and continue as one company, with Nanyang being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Amalgamation”). The Merger, the Amalgamation and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each issued and outstanding Nanyang ordinary share will automatically be cancelled and converted into such number of newly issued PubCo Shares as determined in accordance with the terms of the Business Combination Agreement; (ii) each issued and outstanding share of Amalgamation Sub will automatically be converted into one Surviving Company’s ordinary shares and accordingly, PubCo shall be the holder of all Surviving Company’s ordinary shares; (iii) each issued and outstanding Company ordinary share will be cancelled and cease to exist in exchange for one PubCo Share; and (iv) each issued and outstanding rights of the Company shall cease to be a right with respect to the Company’s ordinary shares and shall be exchanged for one-twentieth (1/20th) of a PubCo Share. Any fractional PubCo Shares will be rounded down to the nearest whole share.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,056,869, which consist of interest earned on cash held in Trust Account of $1,286,531, partially offset by operational costs of $229,662.

For the nine months ended September 30, 2025, we had net income of $3,153,849, which consist of interest earned on cash held in Trust Account of $3,778,478, partially offset by operational costs of $624,629.

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

For the nine months ended September 30, 2025, cash used in operating activities was $396,561. Net income of $3,153,849 was affected by interest earned on cash held in the Trust Account of $3,778,478. Changes in operating assets and liabilities provided $228,068 of cash for operating activities.

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

As of September 30, 2025, we had cash held in the Trust Account of $122,872,409. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $562,225. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we will repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Working Capital Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of October 2, 2025, by and among RF Acquisition Corp II, NYB Holdings Limited, NYB PTE. LTD. and Nanyang Biologics Pte. Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2025).
10.1	Company Holders’ Support and Lock-Up Agreement and Deed, dated as of October 2, 2025, by and among, RF Acquisition Corp II, NYB Holdings Limited, Nanyang Biologics Pte. Ltd., and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2025).
10.2	Founder Support and Lock-Up Agreement and Deed, dated as of October 2, 2025, by and among RF Acquisition Corp II, Nanyang Biologics Pte. Ltd., NYB Holdings Limited and RFAC II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP II

Date:	November 5, 2025	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)