Form 10-K
period 2025-12-31
RF Acquisition Corp II
filed 2026-02-11
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Ordinary Shares outstanding at June 30, 2025, other than ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Ordinary Shares on such date, as reported by the Nasdaq Stock Market LLC, was $123,719,276.07

As of February 11, 2026, there were 8,343,765 Ordinary Shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEFINED TERMS

Unless otherwise stated in this annual report on Form 10-K for the year ended December 31, 2025 (this “Form 10-K”), references to:

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

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of December 31, 2025, the Company had not yet commenced any operations. All activities for the period from February 5, 2024 (inception) through December 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or the “Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company selected December 31 as its fiscal year end.

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

On November 10, 2025, the Company held an extraordinary general meeting of shareholders to vote and approve (i) by ordinary resolution an amendment to the Investment Management Trust Agreement, dated as of May 16, 2024, with Continental Stock Transfer & Trust Company to extend the date by which it has to complete a business combination from November 15, 2025, up to nine (9) times, with each extension comprised of one month, to August 15, 2026 by providing five days’ advance notice to the trustee and arranging for deposit into the trust account of $0.03 for each publicly held ordinary share not redeemed, up to a maximum of $60,000, for each monthly extension until August 15, 2026; and (ii) by special resolution an amendment to the Company’s Amended and Restated Memorandum and Articles of Association reflecting the extension of the date by which the Company must consummate a business combination from November 15, 2025 to August 15, 2026.

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) was removed from the Trust Account to pay such holders and approximately $51,857,714 remained in the Trust Account as of the date of the redemption. Following the aforementioned redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares.

If we do not complete our Business Combination within 27 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares, and the Private Placement Units and the Rights will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as we near the deadline of the Business Combination.

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

We currently have up to 27 months from the closing of the Initial Public Offering to consummate a Business Combination. We anticipate structuring our Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction.

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

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Ordinary Shares upon the completion of our Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our Company and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to further amend our Amended and Restated Memorandum and Articles of Association would require shareholder approval. If we structure a Business Combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed Business Combination.

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

If we seek shareholder approval, we will complete our Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who hold the outstanding Ordinary Shares and who attend and vote in favor of the Business Combination, at a general meeting of the Company. A quorum for such meeting will consist of the holders present in person or by proxy of all issued and outstanding shares of the Company representing a simple majority of the voting power of all issued and outstanding Ordinary Shares of the Company entitled to vote at such meeting. Our Initial Shareholders will count toward this quorum and have agreed to vote their Founder Shares, Private Shares and any Public Shares purchased during or after the Initial Public Offering in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding Ordinary Shares voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need (i) 908,603 or 8%, of the 11,500,000 Public Shares sold in the Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming all outstanding shares are voted), or (ii) none of the 11,500,000 Public Shares sold in the Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming that only the minimum number of shares representing a quorum are voted). We intend to give approximately 20 days (but not less than 5 clear days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Amended and Restated Memorandum and Articles of Association (as amended) provides that we will have up to 27 months from the closing of the Initial Public Offering to complete our Business Combination. If we are unable to complete our Business Combination within such 27 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Rights, which will expire worthless if we fail to complete our Business Combination within the 27-month time period. Our Amended and Restated Memorandum and Articles of Association provides that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Our Initial Shareholders have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Shares held by them if we fail to complete our Business Combination within 27 months from the closing of the Initial Public Offering. However, if our Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Business Combination within the allotted 27-month time period.

Our Initial Shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 27 months from the closing of the Initial Public Offering, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of liquidation and dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $162,081 of proceeds held outside the Trust Account (as of February 11, 2026) although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of liquidation and dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of February 11, 2026, we have access to up to approximately $162,081 from the proceeds of the Initial Public Offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our Business Combination within 27 months from the closing of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with a Business Combination or to redeem 100% of our Public Shares if we have not consummated a Business Combination within 27 months from the closing of the Initial Public Offering or (iii) if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

You should carefully consider these, and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders have agreed to vote their Founder Shares and Private Shares in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within 27 months from the closing of our IPO may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Rights potentially at a loss.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our Rights will expire worthless if we do not.

●	If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

Risks Related to Our Securities

●	We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

●	The grant of registration rights to our initial shareholders and EBC may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our Initial Shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our Management will most likely not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

●	We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.

●	If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC laws.

●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete an initial business combination with certain companies, particularly those target companies in China.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

●	The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our ordinary shares.

●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures and approvals may be required in connection with our initial business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

●	In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid an initial business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

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

As of December 31, 2025, we had working capital deficit of $567,649. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our Public Shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may not hold a shareholder vote at a general meeting to approve our Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote at a general meeting for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us (and thereby avoid the need for a shareholder vote), solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our Public Shares do not approve of the Business Combination we complete. Please see the section of this Form 10-K entitled “Business - Shareholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

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

As a result, in addition to our Initial Shareholders’ Founder Shares and Private Shares, we would need 908,603 or 8%, of the 11,500,000 Public Shares sold in the Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming all outstanding shares are voted, including the EBC Founder Shares and Private Shares) or (ii) none of the 11,500,000 Public Shares sold in the Initial Public Offering, to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming that only the minimum number of shares representing a quorum are voted). Our Founder Shares and Private Shares represented 23.4% of our outstanding Ordinary Shares immediately following the completion of the Initial Public Offering (including the over-allotment). Accordingly, if we seek shareholder approval of our Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if our Initial Shareholders agreed to vote their Founder Shares and Private Shares in accordance with the majority of the votes cast by our Public Shareholders.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this Form 10-K captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders”) of our Ordinary Shares or Rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this Annual Report on Form 10-K captioned “Taxation -United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of this Form 10-K captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.”

An investment in the Initial Public Offering may result in uncertain U.S. federal income tax consequences.

An investment in the Initial Public Offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a Unit between the Ordinary Share and the Right included in each Unit could be challenged by the IRS or courts. In addition, it is unclear whether the redemption rights with respect to our Ordinary Shares suspend the running of a U.S. Holder’s (as defined in section titled “Taxation - United States Federal Income Tax Considerations - U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section titled “Taxation - United States Federal Income Tax Considerations” for a summary of certain U.S. federal income tax considerations of an investment in our securities. Investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 27 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any other target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

Our Amended and Restated Memorandum and Articles of Association (as amended) provides that we must complete our Business Combination within 27 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our Business Combination within such time period. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may only receive $10.05 per share or less in certain circumstances, and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Form 10-K entitled “Business - Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination - Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Rights, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described in this Form 10-K, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to further amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 27 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of our Public Shares if we are unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering, for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Shareholders may be forced to wait beyond the 27 months from the closing of the Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Units are intended to be used to complete a Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable as opposed to companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of this Annual Report on Form 10-K entitled “Business - Comparison of The Initial Public Offering to Those of Blank Check Companies Subject to Rule 419.”

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

If we are unable to complete our Business Combination, our Public Shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.05 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least 27 months from the closing of the Initial Public Offering, we may be unable to complete our Business Combination, in which case our Public Shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least 27 months from the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. If the available funds are not sufficient, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and we may be forced to liquidate. If we are unable to complete our Business Combination, our Public Shareholders may receive only approximately $10.05 per share or less in certain circumstances on the liquidation of our Trust Account and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.05 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, only approximately $750,000 was initially available to us from outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed $750,000 (excluding underwriting discount), we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Initial Shareholders or their affiliates to operate, or we may be forced to liquidate. None of our Initial Shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our Initial Shareholders or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive approximately $10.05 per share on our redemption of our Public Shares, and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination where a substantial majority of our shareholders seek redemption.

Our Amended and Restated Memorandum and Articles of Association (as amended) does not provide a specified maximum redemption threshold. As a result, we may be able to complete our Business Combination even though a substantial majority of our Public Shareholders have redeemed their shares.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our Public Shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our Public Shareholders may receive only approximately $10.05 per share on the liquidation of our Trust Account and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Ordinary Shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Form 10-K, there are 8,343,765 Ordinary Shares issued and outstanding. As a result, there are 191,656,235 unissued Ordinary Shares available for issuance, which amount does not take into account the Ordinary Shares reserved for issuance upon exercise of any outstanding Rights. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Ordinary Shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. However, our Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our Business Combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the Trust Account; or (ii) vote as a class with our Public Shares. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended by way of a special resolution, approval of a majority of two-thirds of the votes of our shareholders, who, being entitled to do so, attend and vote at a general meeting or by a unanimous written resolution of all of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 27 months from the closing of the Initial Public Offering, or (B) with respect to any other material provision relating to shareholders’ rights or pre-Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

Our officers and directors have fiduciary responsibilities to dedicate substantially all their business time to their respective affairs and their respective employers. Additionally, these responsibilities may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our Business Combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form 10-K entitled “Management - Conflicts of Interest.”

Our other officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our other officers and directors may become affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “Management - Officers, Directors and Director Nominees,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Initial Shareholders or their respective affiliates. Our Initial Shareholders are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in the section of this Annual Report entitled “Business - Sources of Target Businesses.” In the event the Company seeks to consummate a Business Combination with an affiliate entity, the Company, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business the Company is seeking to acquire that is a member of the United States Financial Industry Regulatory Authority or an independent accounting firm that such a Business Combination is fair to the Company from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Initial Shareholders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Antitrust Law of the People’s Republic of China, or the “Decision to Amend the Antitrust Law,” was adopted and became effective on August 1, 2022. The Decision to Amend the Antitrust Law strengthens the regulation on the internet platforms, requiring that companies shall not use data and algorithms, technologies, capital advantages, platform rules and other means to engage in monopolistic conduct and also escalates the administrative penalties for monopolistic conduct and for the failure to notify the antitrust agencies on proposed transactions that will lead to concentration of businesses. The State Council Antitrust Enforcement Agency may order to reinstate the original status prior to the concentration and impose a fine on the operators. Since such provisions are relatively new, uncertain still remains as to the interpretation and implementation of such laws and regulations. The Business Combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated Business Combination. If the antitrust authority decides not to further investigate whether the contemplated Business Combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated Business Combination. If the antitrust authority decides to prohibit the contemplated Business Combination after further investigation, we must terminate such Business Combination and would then be forced to either attempt to complete a new Business Combination or we would be required to return any amounts which were held in the Trust Account to our shareholders. When we evaluate a potential Business Combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our Business Combination period is within 27 months from the closing of the Initial Public Offering, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering. In that event, we may be required to liquidate.

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

The Security Review Regulations and the New FISR Measures will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations and the New FISR Measures. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete our potential Business Combination, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our Business Combination period is 27 months from the closing of the Initial Public Offering, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering.

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

Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Form 10-K, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if, for example, our potential Business Combination is with a target business operating in the PRC and if the aforementioned laws and regulations mandate clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our Business Combination period is 27 months from the closing of the Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, 27 months from the closing of the Initial Public Offering (as further described in this Form 10-K), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering.

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

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our post-combination entity’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property, and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held in demand deposit or cash accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk may increase the longer that we hold investments in the Trust Account, we may, at any time (and will no later than 27 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. The interest we earn on such funds may be less than if we kept them invested as indicated above.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to further amend our Amended and Restated Memorandum and Articles of Association to modify (A) the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 27 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

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

Additionally, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our Public Shareholders may receive only approximately $10.05 per share on the liquidation of our Trust Account and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that the Company may be considered to be operating as an unregistered investment company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our Company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a Business Combination and our Rights would expire worthless.

As indicated above, we have 27 months from the closing of the Initial Public Offering to consummate a Business Combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the Initial Public Offering and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate a Business Combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our Company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a Business Combination and our Rights would expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units, Ordinary Shares, and Rights trade on the Nasdaq Capital Market under the symbols “RFAIU,” “RFAI,” and “RFAIR” respectively.

(b) Holders

As of February 10, 2026, there are 8,343,765 Ordinary Shares outstanding. There were also 3 holders of record of our Units, 8 holders of record of our Ordinary Shares, and 1 holder of record of our Rights.

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

Business Combination Agreement

On October 2, 2025, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among NYB Holdings Limited, a Cayman Islands exempted company with limited liability (“PubCo”), NYB Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of PubCo (“Amalgamation Sub”) and Nanyang Biologics Pte. Ltd., a Singapore private company limited by shares (“Nanyang” or “Target”).

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

Extension and Redemption

On November 10, 2025, the Company held an extraordinary general meeting of shareholders. The shareholders approved the following: (1) the Company amended its Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) on November 10, 2025, by adopting the Amendment to the Existing Charter in the form set forth in Annex A to the definitive proxy statement, as supplemented, filed with the U.S. Securities and Exchange Commission on October 14, 2025 (as supplemented, the “Articles Amendment”), reflecting the extension of the date by which the Company must consummate a business combination from the Termination Date by up to nine (9) extensions comprised of one month each (each an “Extension”, the end date of each Extension shall be referred to as “Extended Date”) up to August 15, 2026 (i.e., for a period of time ending up to 27 months after the consummation of its initial public offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred); and (2) a proposal to amend the Company’s investment management trust agreement, dated as of May 16, 2024, (the “Trust Agreement”), by and between the Company and the Trustee, to allow the Company to extend the Termination Date up to nine (9) times for an additional one (1) month each time from the Termination Date or Extended Date, as applicable, to August 15, 2026 (the “Trust Agreement Amendment”) by providing five days’ advance notice to the Trustee prior to the applicable Termination Date or Extended Date and depositing into the Trust Account $0.03 for each Public Share not redeemed in connection with the Extension Amendment Proposal, up to a maximum of $60,000, per one-month extension two (2) days prior to such Extension (the “Extension Payment”) until August 15, 2026 and (3) a proposal to adjourn the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the Extension Amendment Proposal and Trust Agreement Amendment Proposal or to provide additional time to effectuate the Extension Amendment, Trust Agreement Amendment and Extension.

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) were removed from the Trust Account to pay such holders, leaving approximately $51.9 million in the Trust Account as of the date of the Redemption. Following the aforementioned Redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares subject to possible redemption.

On November 19, 2025, Nanyang deposited $60,000 into Trust Account, extending the Termination Date to December 15, 2025. Pursuant to the Business Combination Agreement, Nanyang shall pay the required Extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost.

On December 15, 2025, the Company transferred $60,000 into Trust Account on behalf of Nanyang, due to a delay payment from Nanyang, extending the Termination Date to January 15, 2026. As a result, the Company recorded a due from Target of $60,000 as of December 31, 2025.

Subsequent to December 31, 2025, Nanyang transferred $60,000 into Trust Account, extending the Termination Date to February 15, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $3,367,296, which consist of interest earned on cash held in Trust Account of $4,624,152, partially offset by operational costs of $1,256,856.

For the period from February 5, 2024 (inception) through December 31, 2024, we had a net income of $3,157,131, which consist of interest earned on cash held in the Trust Account of $3,518,931, partially offset by operating costs of $361,800.

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

For the year ended December 31, 2025, cash used in operating activities was $561,403. Net income of $3,367,296 was affected by interest earned on cash held in the Trust Account of $4,624,152. Changes in operating assets and liabilities provided $695,453 of cash for operating activities.

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

For the year ended December 31, 2025, cash provided by investing activities was $71,460,705, which consists of cash withdrawn from Trust Account in connection with redemption of $71,580,705, partially offset by investment of cash into Trust Account of $120,000.

For the year ended December 31, 2024, cash used in investing activities was $115,575,000, which consists of investment of cash into Trust Account of $115,575,000.

For the year ended December 31, 2025, cash used in financing activities was $71,520,705, which consists of payment for redemption of ordinary shares of $71,580,705, partially offset by extension deposit from Nanyang of $60,000.

For the year ended December 31, 2024, cash provided by financing activities was $116,623,287, which consists of proceeds from sale of Units, net of underwriting discounts paid $112,700,000, Proceeds from sale of Private Placement Units of $4,375,000, proceeds from sale of representative shares of $1,739 and advances from related party of 45,317, partially offset by payment of offering costs of $498,769.

As of December 31, 2025, we had cash held in the Trust Account of $52,257,378. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $337,383. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

None.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Tse Meng Ng	51	Chief Executive Officer and Chairman
Chee Soon Tham	61	Chief Financial Officer and Director
Vincent Yang Hui	38	Independent Director
Ryan Lee Wen	31	Independent Director
Tuan Lee Low	46	Independent Director

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

Tuan Lee Low, one of our independent directors, has served on our board of directors since May 2025. Mr. Low is a member of the audit committee, compensation committee, and chairman of the nominations committee for Binastra Corporation Berhad, a Malaysian publicly listed construction company since November 2021. Mr. Low has also been a managing partner and corporate consultant of Treo Capital Sdn Bhd, a strategic, financial, management advisory and investment holding firm since June 2023. Mr. Low previously served as a strategy and operation officer of Blissworld Industries Sdn Bhd, a real estate company, from January 2017 to October 2019. Tuan Lee Low also served as a director of commercial clients of Standard Chartered Bank (China) Co Ltd. since January 2008. Mr. Low is a distinguished professional with an over 20-year cross-border multifaceted career spanning mergers and acquisitions, business consultancy, business strategic planning, banking finance and treasury. Mr. Low received his Bachelor of Commerce from the University of Melbourne, and a diploma of business studies from the HELP Institute Malaysia.

Number and Terms of Office of Officers and Directors

We have five directors as of the date of this Form 10-K. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Vincent Yang Hui and Tuan Lee Low, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Ryan Lee Wen will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Tse Meng Ng and Chee Soon Tham, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our Business Combination.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ryan Lee Wen, Vincent Yang Hui, and Tuan Lee Low are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. As permitted by NASDAQ, we intend to phase in compliance with the NASDAQ director independence requirements within the schedule outlined in the NASDAQ rules, which require that a majority of the members of our board of directors be independent within one year of listing. The NASDAQ rules also require at least one member of each board committee to be independent at the time of listing, a majority of board committee members to be independent within 90 days of listing, and all board committee members to be independent within one year of listing.

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

Audit Committee

We established an audit committee of the board of directors. Vincent Yang Hui, Ryan Lee Wen, and Tuan Lee Low serve as members of our audit committee, with Tuan Lee Low serving as the Chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the Registration Statement. Mr. Wen, Mr. Hui, and Mr. Low meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. As allowed under the applicable rules and regulations of the SEC and NASDAQ, we intend to phase in compliance with the audit committee composition requirements prior to the end of the one-year transition period.

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

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED		APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Alfa 24 Limited(3)	3,263,281	(2)	39.1%
Tse Meng Ng(3)	3,263,281	(2)	39.1%
Chee Soon Tham	-		-
Vincent Yang Hui	-		-
Ryan Lee Wen	-		-
All executive officers, directors and director nominees as a group (5 individuals)	3,263,281	(2)	39.1%
EarlyBirdCapital, Inc.(4)	249,219	(5)	3.0%
First Trust Merger Arbitrage Fund(6)	939,193		11.3%
AQR Capital Management, LLC(7)	853,421		10.2%
Karpus Investment Management(8)	2,510,291		30.1%
Wolverine Asset Management LLC(9)	863,687		10.4%
W.R. Berkley Corporation(10)	937,845		11.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o RF Acquisition Corp II, 111 Somerset, #05-07, Singapore 238164.
(2)	Consists of 2,875,000 Founder Shares and 388,281 Private Shares underlying the Private Placement Units.
(3)	Alfa 24 Limited is the record holder of the shares reported herein. Tse Meng Ng is the managing member of the Sponsor and has sole voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Tse Meng Ng disclaims any beneficial ownership of any shares held by the Sponsor except to the extent of his respective pecuniary interest therein.
(4)	The address of EarlyBirdCapital, Inc. is 366 Madison Avenue, 8th Floor, New York, NY 10017.
(5)	Consists of 200,000 EBC Founder Shares and 49,219 Private Shares underlying the Private Placement Units.
(6)	According to a Schedule 13G filed with the SEC on November 14, 2024 First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), as of September 30, 2024, VARBX owned 939,193 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, FTCS and Sub GP collectively owned 1,042,491 shares of the outstanding Ordinary Shares of the Issuer. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(7)	According to a Schedule 13G filed with the SEC on November 14, 2024, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC, as of September 30, 2024, owned 853,421 shares of the outstanding Ordinary Shares of the Issuer. The business address for each beneficial owner is One Greenwich Plaza, Greenwich, CT 06830.
(8)	According to a Schedule 13G filed with the SEC on November 13, 2024, Karpus Investment Management, as of September 30, 2024, owned 2,510,291 shares of the outstanding Ordinary Shares of the Issuer. The principal business address for Karpus Investment Management is 183 Sully’s Trail, Pittsford, New York 14534.
(9)

According to a Schedule 13G filed with the SEC on July 11, 2025, Wolverine Asset Management, LLC, as of June 30, 2025, owned 151,461 shares of the outstanding Ordinary Shares of the Issuer, Wolverine Trading Partners, Inc., as of June 30, 2025, owned 151,461 shares of the outstanding Ordinary Shares of the Issuer, Wolverine Holdings, L.P., as of June 30, 2025, owned 151,461 shares of the outstanding Ordinary Shares of the Issuer, Christopher L. Gust, as of June 30, 2025, owned 151,461 shares of the outstanding Ordinary Shares of the Issuer, and Robert R. Bellick, as of June 30, 2025, owned 151,461 shares of the outstanding Ordinary Shares of the Issuer. The principal business address for each beneficial owner is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(10)	According to a Schedule 13G filed with the SEC on August 8, 2025, W.R. Berkley Corporation, as of June 30, 2025, owned 937,845 shares of the outstanding Ordinary Shares of the Issuer, and Berkley Insurance Company, as of June 30, 2025, owned 937,845 shares of the outstanding Ordinary Shares of the Issuer. The principal business address for each beneficial owner is 475 Steamboat Road, Greenwich, CT 06830.

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

●	The $0.0087 per share price that the members of Management Team paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	In the event we do not consummate a Business Combination within the completion window, the Founder Shares, the Rights, the Private Placement Units, and their underlying securities will expire worthless, which could create an incentive for our officers and directors to complete any transaction, regardless of its ultimate value.

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

●	Our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares, Private Shares and any Public Shares held by them in connection with the consummation of our Business Combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares and Private Shares held by them if we fail to consummate our Business Combination within 27 months from the closing of the Initial Public Offering. If we do not complete our Business Combination within such applicable time period, the funds held in the Trust Account will be used to fund the redemption of only our Public Shares, and the Private Placement Units and underlying securities will not be redeemed. The Founder Shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our Business Combination, or earlier, if, subsequent to our Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our Management may directly or indirectly own Ordinary Shares and Rights following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

●	Our Initial Shareholders may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our Initial Shareholders, officers, directors or their affiliates to finance transaction costs in connection with an intended Business Combination. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per Unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

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

Services Arrangements

On May 16, 2024, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space and secretarial and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month continuing until the earlier of the consummation by the Company of a Business Combination or the Company’s liquidation. For the period from February 5, 2024 (inception) through December 31, 2025 the Company incurred $195,000 in such fees.

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

Audit Fees. During the year ended December 31, 2025 and for the period from February 5, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $103,000 and $150,000, respectively, for the services Malone performed in connection with the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from February 5, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from February 5, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from February 5, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated May 16, 2024, by and between the Company and EarlyBirdCapital, Inc., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
2.1	Business Combination Agreement, dated as of October 2, 2025, by and among RF Acquisition Corp II, NYB Holdings Limited, NYB PTE. LTD. and Nanyang Biologics Pte. Ltd. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
3.1.1	Amendment to the Amended and Restated Memorandum and Articles of Association, dated November 10, 2025 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on November 14, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed with the SEC on March 11, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, filed with the SEC on March 11, 2024).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, filed with the SEC on March 11, 2024).
4.4	Rights Agreement, dated May 16, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K filed with the SEC March 25, 2025).
10.1	Letter Agreement, dated May 16, 2024, by and among the Company, its executive officers, its directors and Alfa 24 Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.2	Investment Management Trust Agreement, dated May 16, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.2.1	Amendment to the Investment Management Trust Agreement, dated November 10, 2025, by and between RF Acquisition Corp II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on November 14, 2025).

Exhibit	Description
10.3	Registration Rights Agreement, dated May 16, 2024, by and among the Company, Alfa 24 Limited and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.4	Private Placement Unit Purchase Agreement, dated May 16, 2024, by and between the Company and Alfa 24 Limited (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.5	Private Placement Units Purchase Agreement, dated May 16, 2024, by and between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.6	Securities Escrow Agreement, dated May 16, 2024, by and among the Company, Continental Stock Transfer & Trust Company and the initial shareholders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.7	A Business Combination Marketing Agreement, dated May 16, 2024, by and between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.8	Administrative Services Agreement, dated May 16, 2024, by and between the Company and Alfa 24 Limited (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on May 22, 2024).
10.9	Securities Subscription Agreement, dated February 15, 2024, by and between the Company and Alfa 24 Limited (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, filed with the SEC on March 11, 2024).
10.10	EarlyBirdCapital, Inc. Subscription Agreement, dated February 28, 2024, by and between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, filed with the SEC on March 11, 2024).
10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, filed with the SEC on March 11, 2024).
10.12	Company Holders’ Support and Lock-Up Agreement and Deed, dated as of October 2, 2025, by and among, RF Acquisition Corp II, NYB Holdings Limited, Nanyang Biologics Pte. Ltd., and the other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2025).
10.13	Founder Support and Lock-Up Agreement and Deed, dated as of October 2, 2025, by and among RF Acquisition Corp II, Nanyang Biologics Pte. Ltd., NYB Holdings Limited and RFAC II LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 2, 2025).

Exhibit	Description
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1, filed with the SEC on March 11, 2024).
24.1*	Power of Attorney (included on the Signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC March 25, 2025).
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP II

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	February 11, 2026

By:	/s/ Chee Soon Tham
Name:	Chee Soon Tham
Title:	Chief Financial Officer and Director
Date:	February 11, 2026

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

Name	Position	Date

/s/ Tse Meng Ng	Chairman and Chief Executive Officer	February 11, 2026
Tse Meng Ng

/s/ Chee Soon Tham	Chief Financial Officer and Director	February 11, 2026
Chee Soon Tham

/s/ Ryan Lee Wen	Director	February 11, 2026
Ryan Lee Wen

/s/ Vincent Yang Hui	Director	February 11, 2026
Vincent Yang Hui

/s/ Tuan Lee Low	Director	February 11, 2026
Tuan Lee Low

RF ACQUISITION CORP II

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period From February 5, 2024 (Inception) Through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from February 5, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from February 5, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

RF Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RF Acquisition Corp II (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from February 5, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31. 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from February 5, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company the Company expects to incur significant cost in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

February 11, 2026

RF ACQUISITION CORP II

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$337,383	$958,786
Prepaid expenses	4,417	25,621
Due from Target	60,000	-
Total Current assets	401,800	984,407
Cash held in trust account	52,257,378	119,093,931
TOTAL ASSETS	$52,659,178	$120,078,338

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$635,174	$81,650
Advance from related party	138,550	138,550
Due to Sponsor	195,725	75,000
Total Current liabilities	969,449	295,200
Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	4,994,449	4,320,200

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption; 4,831,265 and 11,500,000 shares at redemption value of $10.82 and $10.36 per share as of December 31, 2025 and 2024, respectively	52,257,378	119,093,931

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 issued and outstanding (excluding 4,831,265 and 11,500,000 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	352	352
Accumulated deficit	(4,593,001)	(3,336,145)
TOTAL SHAREHOLDERS’ DEFICIT	(4,592,649)	(3,335,793)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$52,659,178	$120,078,338

The accompanying notes are an integral part of these financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period From February 5, 2024 (Inception) Through December 31, 2024
Operating and formation costs	$1,256,856	$361,800
Loss from operations	(1,256,856)	(361,800)

Other income:
Interest earned on cash held in Trust Account	4,624,152	3,518,931

Net income	$3,367,296	$3,157,131

Weighted average shares outstanding of redeemable ordinary shares	10,641,286	7,796,970

Basic net income per ordinary share, redeemable ordinary shares	$0.24	$0.29

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,249,015

Basic net income per share, non-redeemable ordinary shares	$0.24	$0.29

Diluted weighted average shares outstanding of redeemable ordinary shares	10,641,286	7,806,061

Diluted net income per share, redeemable ordinary shares	$0.24	$0.28

Diluted weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,371,742

Diluted net income per share, non-redeemable ordinary shares	$0.24	$0.28

The accompanying notes are an integral part of these financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM FEBRUARY 5, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of February 5, 2024 (inception)	-	$-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	2,875,000	288	24,712	-	-	25,000

Issuance of representative shares to EBC	200,000	20	1,719	(1,739)	-	-

Remeasurement of ordinary shares to redemption amount	-	-	(5,068,964)	-	(6,493,276)	(11,562,240)

Sale of 437,500 Private Placement Units	437,500	44	4,374,956	-	-	4,375,000

Proceeds received for representative shares to EBC	-	-	-	1,739	-	1,739

Fair value of rights included in Public units	-	-	727,950	-	-	727,950

Allocated value of transaction costs to rights included in Public units	-	-	(60,373)	-	-	(60,373)

Net income	-	-	-	-	3,157,131	3,157,131

Balance as of December 31, 2024	3,512,500	352	-	-	(3,336,145)	(3,335,793)

Remeasurement of ordinary shares to redemption amount	-	-	-	-	(4,744,152)	(4,744,152)

Contributions of extension fees	-	-	-	-	120,000	120,000

Net income	-	-	-	-	3,367,296	3,367,296

Balance as of December 31, 2025	3,512,500	$352	$-	$-	$(4,593,001)	$(4,592,649)

The accompanying notes are an integral part of these financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For Period From February 5, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net income	$3,367,296	$3,157,131
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs in exchange for issuance of Founder Shares	-	25,000
Payment of operating costs through advance from related party	-	31,620
Interest earned on cash held in Trust Account	(4,624,152)	(3,518,931)
Changes in operating assets and liabilities:
Prepaid expenses	21,204	(25,621)
Due to Sponsor	120,725	75,000
Accrued expenses	553,524	166,300
Net cash used in operating activities	(561,403)	(89,501)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(120,000)	(115,575,000)
Cash withdrawn from Trust Account in connection with redemption	71,580,705	-
Net cash provided by (used in) investing activities	71,460,705	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	112,700,000
Proceeds from sale of Private Placement Units	-	4,375,000
Proceeds from sale of Representative shares	-	1,739
Advances from related party	-	45,317
Payment of offering costs	-	(498,769)
Proceeds for extension deposit	60,000	-
Redemption of ordinary shares	(71,580,705)	-
Net cash (used in) provided by financing activities	(71,520,705)	116,623,287

Net Change in Cash	(621,403)	958,786
Cash – Beginning of period	958,786	-
Cash – End of period	$337,383	$958,786

Non-Cash investing and financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$4,744,152	$11,562,240
Deferred underwriting fee payable	$-	$4,025,000
Offering cost included in advances from related party	$-	$61,613
Contributions of extension fees	$120,000	$-

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On November 10, 2025, the Company held an extraordinary general meeting of shareholders. The shareholders approved the following: (1) the Company amended its Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) on November 10, 2025, by adopting the Amendment to the Existing Charter in the form set forth in Annex A to the definitive proxy statement, as supplemented, filed with the U.S. Securities and Exchange Commission on October 14, 2025 (as supplemented, the “Articles Amendment”), reflecting the extension of the date by which the Company must consummate a business combination from the Termination Date by up to nine (9) extensions comprised of one month each (each an “Extension”, the end date of each Extension shall be referred to as “Extended Date”) up to August 15, 2026 (i.e., for a period of time ending up to 27 months after the consummation of its initial public offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred); and (2) a proposal to amend the Company’s investment management trust agreement, dated as of May 16, 2024, (the “Trust Agreement”), by and between the Company and the Trustee, to allow the Company to extend the Termination Date up to nine (9) times for an additional one (1) month each time from the Termination Date or Extended Date, as applicable, to August 15, 2026 (the “Trust Agreement Amendment”) by providing five days’ advance notice to the Trustee prior to the applicable Termination Date or Extended Date and arranging to deposit into the Trust Account $0.03 for each Public Share not redeemed in connection with the Extension Amendment Proposal, up to a maximum of $60,000, per one-month extension two (2) days prior to such Extension (the “Extension Payment”) until August 15, 2026 and (3) a proposal to adjourn the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the Extension Amendment Proposal and Trust Agreement Amendment Proposal or to provide additional time to effectuate the Extension Amendment, Trust Agreement Amendment and Extension.

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) were removed from the Trust Account to pay such holders, leaving approximately $51.9 million in the Trust Account as of the date of the Redemption. Following the aforementioned Redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares subject to possible redemption.

On November 19, 2025, Nanyang (as defined below) deposited $60,000 into Trust Account, extending the Termination Date to December 15, 2025. Pursuant to the Business Combination Agreement (as defined below), Nanyang shall pay the required Extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost.

On December 15, 2025, the Company transferred $60,000 into Trust Account on behalf of Nanyang, due to a delay payment from Nanyang, extending the Termination Date to January 15, 2026. As a result, the Company recorded a due from Target of $60,000 as of December 31, 2025.

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

Business Combination Agreement

On October 2, 2025, the Company, entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among NYB Holdings Limited, a Cayman Islands exempted company with limited liability (“PubCo”), NYB Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of PubCo (“Amalgamation Sub”) and Nanyang Biologics Pte. Ltd., a Singapore private company limited by shares (“Nanyang” or “Target”).

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

Going Concern Consideration

As of December 31, 2025, the Company had $337,383 in cash and a working capital deficit of $567,649.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $337,383 and $958,786 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account amounted to $52,257,378 and $119,093,931, respectively, which consisted of interest-earning demand cash.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025		For the Period From February 5, 2024 (Inception) Through December 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$2,531,645	$835,651	$2,228,507	$928,624
Denominator
Weighted-average shares outstanding	10,641,286	3,512,500	7,796,970	3,249,015
Basic net income per ordinary share	$0.24	$0.24	$0.29	$0.29

	For the Year Ended December 31, 2025		For the Period From February 5, 2024 (Inception) Through December 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$2,531,645	$835,651	$2,204,794	$952,337
Denominator
Diluted weighted-average shares outstanding	10,641,286	3,512,500	7,806,061	3,371,742
Diluted net income per ordinary share	$0.24	$0.24	$0.28	$0.28

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

In connection with the shareholders’ vote at the extraordinary general meeting held on November 10, 2025, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) was removed from the Trust Account to pay such holders, leaving approximately $51,9 million in the Trust Account as of the date of the Redemption. Following the aforementioned Redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares subject to possible redemption.

At December 31, 2025 and 2024, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(727,950)
Ordinary share issuance cost	(6,740,359)
Plus:
Remeasurement of carrying value to redemption value	11,562,240
Ordinary shares subject to possible redemption, December 31, 2024	$119,093,931
Less:
Redemption of ordinary shares	(71,580,705)
Plus:
Remeasurement of carrying value to redemption value	4,744,152
Ordinary shares subject to possible redemption, December 31, 2025	$52,257,378

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

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

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2025 and 2024, the amount advanced from the related party was $138,550.

Due to Sponsor

As of December 31, 2025 and 2024, the balance of due to Sponsor was $195,725 and $75,000, respectively, which mainly consisted of the administration fee as described below. In addition, the Sponsor paid $725 operating expenses for the year ended December 31, 2025 and was recorded as due to Sponsor on the accompanying balance sheets.

Administration Fee

Commencing on May 16, 2024, the Sponsor charges the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. For the year ended December 31, 2025 and for the period from February 5, 2024 (inception) through December 31, 2024, the Company recognized $120,000 and $75,000 administrative fee, respectively. As of December 31, 2025 and 2024, $195,000 and $75,000, respectively, have been accrued and remained unpaid under this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 3,512,500 ordinary shares issued and outstanding, excluding 4,831,265 and 11,500,000 ordinary shares subject to possible redemption, respectively.

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

Other — Capital contributions of extension fees – During the year ended December 31, 2025, there were $120,000 extension fees paid and deposited into the Trust Account. Pursuant to the Business combination agreement, as described in note 1, the agreement provides under section 9.3, that the extension payments are paid by the target and there is no obligation of repayment, and are recognized as capital contributions for extension fees.

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

The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the balance sheets. On May 23, 2024, the over-allotment was exercised as such the liability was eliminated and charged to accumulated deficit.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on cash held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in Trust Account and operating and formation costs. The CODM reviews interest earned on cash held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews the formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to December 31, 2025, Nanyang transferred $60,000 into Trust Account, extending the Termination Date to February 15, 2026.