Form 10-Q
period 2026-03-31
RF Acquisition Corp II
filed 2026-05-07
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 7, 2026, there were 3,512,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$34,737	$337,383
Prepaid expenses	65,167	4,417
Due from Target	140,247	60,000
Total Current assets	240,151	401,800
Cash held in trust account	52,891,674	52,257,378
TOTAL ASSETS	$53,131,825	$52,659,178

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$779,119	$635,174
Advance from related party	138,550	138,550
Due to Sponsor	250,725	195,725
Total Current liabilities	1,168,394	969,449
Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	5,193,394	4,994,449

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption; 4,831,265 shares at redemption value of $10.95 and $10.82 per share as of March 31, 2026 and December 31, 2025	52,891,674	52,257,378

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 issued and outstanding (excluding 4,831,265 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	352	352
Additional paid-in capital	-	-
Accumulated deficit	(4,953,595)	(4,593,001)
TOTAL SHAREHOLDERS’ DEFICIT	(4,953,243)	(4,592,649)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$53,131,825	$52,659,178

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General, administrative and operational cost	$360,594	$213,238
Loss from operations	(360,594)	(213,238)

Other income:
Interest earned on cash held in Trust Account	454,296	1,234,208

Net income	$93,702	$1,020,970

Weighted average shares outstanding of redeemable ordinary shares	4,831,265	11,500,000

Basic net income per ordinary share, redeemable ordinary shares	$0.01	$0.07

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500

Basic net income per share, non-redeemable ordinary shares	$0.01	$0.07

Diluted weighted average shares outstanding of redeemable ordinary shares	4,831,265	11,500,000

Diluted net income per share, redeemable ordinary shares	$0.01	$0.07

Diluted weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500

Diluted net income per share, non-redeemable ordinary shares	$0.01	$0.07

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	3,512,500	$352	$-	$(4,593,001)	$(4,592,649)

Remeasurement of ordinary shares subject to redemption	-	-	-	(634,296)	(634,296)

Contributed extension funds attributable to common stock subject to redemption	-	-	-	180,000	180,000

Net income	-	-	-	93,702	93,702

Balance as of March 31, 2026	3,512,500	$352	$-	$(4,953,595)	$(4,953,243)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	3,512,500	$352	$-	$(3,336,145)	$(3,335,793)

Remeasurement of ordinary shares subject to redemption	-	-	-	(1,234,208)	(1,234,208)

Net income	-	-	-	1,020,970	1,020,970

Balance as of March 31, 2025	3,512,500	$352	$-	$(3,549,383)	$(3,549,031)

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$93,702	$1,020,970
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(454,296)	(1,234,208)
Changes in operating assets and liabilities:
Prepaid expenses	(60,750)	(41,042)
Due to Sponsor	30,000	30,000
Due from Target	(20,247)	-
Accrued expenses	143,945	77,832
Net cash used in operating activities	(267,646)	(146,448)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(180,000)	-
Net cash used in investing activities	(180,000)	-

Cash Flows from Financing Activities:
Advances from Sponsor	25,000	-
Proceeds for extension deposits	120,000	-
Net cash provided by financing activities	145,000	-

Net Change in Cash	(302,646)	(146,448)
Cash – Beginning of period	337,383	958,786
Cash – End of period	$34,737	$812,338

Non-Cash investing and financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$634,296	$1,234,208
Contribution of extension fees	$180,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company has until August 15, 2026 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

From November 2025 to March 2026, Nanyang (as defined below) deposited $180,000 into Trust Account, the Company transferred $120,000 into Trust Account on behalf of Nanyang, due to a delay payment from Nanyang, extending the Termination Date to April 15, 2026. Pursuant to the Business Combination Agreement (as defined below), Nanyang shall pay the required Extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost. In addition, the Company also paid for partial transaction costs on behalf of Nanyang. During the three months ended March 31, 2026, the Company paid extension deposits of $60,000 and $30,247 transaction cost on behalf of the target and received repayments of $10,000. As of March 31, 2026, the amount due from Target was $140,247. As of December 31, 2025, the amount due from Target was $60,000.

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

Going Concern Consideration

As of March 31, 2026, the Company had $34,737 in cash and a working capital deficit of $928,243.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on February 11, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $34,737 and $337,383 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $52,891,674 and $52,257,378, respectively, which consisted of interest-earning demand cash.

Net Income per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable and non-redeemable ordinary shares. Income is shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Remeasurement associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$54,256	$39,446	$782,092	$238,878
Denominator
Weighted-average shares outstanding	4,831,265	3,512,500	11,500,000	3,512,500
Basic net income per ordinary share	$0.01	$0.01	$0.07	$0.07

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$54,256	$39,446	$782,092	$238,878
Denominator
Diluted weighted-average shares outstanding	4,831,265	3,512,500	11,500,000	3,512,500
Diluted net income per ordinary share	$0.01	$0.01	$0.07	$0.07

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company is an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the unaudited balance sheets date that are directly related to the Initial Public Offering and were allocated between the Ordinary Shares Subject to redemption and the equity instruments included in the Private Placement and rights included in the public units. The costs of $6,740,359 allocated to the Ordinary Shares Subject to Redemption and $60,373 allocated to the rights included in the public units were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited balance sheets, primarily due to their short-term nature.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

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

At March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2024	$119,093,931
Less:
Redemption of ordinary shares	(71,580,705)
Plus:
Remeasurement of carrying value to redemption value	4,744,152
Ordinary shares subject to possible redemption, December 31, 2025	$52,257,378
Plus:
Remeasurement of carrying value to redemption value	634,296
Ordinary shares subject to possible redemption, March 31, 2026	$52,891,674

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the unaudited balance sheets as current or non-current based on whether net-cash settlement or conversion of the instruments could be required within 12 months of the unaudited balance sheets date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

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

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2026 and December 31, 2025, the amount advanced from the related party was $138,550.

Due to Sponsor

As of March 31, 2026 and December 31, 2025, the balance of due to Sponsor was $250,725 and $195,725, respectively, which mainly consisted of the administration fee as described below. In addition, the Sponsor made an advance of $25,000 into the Company’s account, for working capital purposes. The advance is non-interest bearing and is due on demand.

Administration Fee

Commencing on May 16, 2024, the Sponsor charges the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. For the three months ended March 31, 2026 and 2025, the Company recognized $30,000 administrative fee, respectively. As of March 31, 2026 and December 31, 2025, $225,000 and $195,000, respectively, have been accrued and remained unpaid under this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 3,512,500 ordinary shares issued and outstanding, excluding 4,831,265 ordinary shares subject to possible redemption.

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

Other — Capital contributions of extension fees – During the three months ended March 31, 2026, there were $180,000 extension fees paid and deposited into the Trust Account. Pursuant to the Business combination agreement, as described in note 1, the agreement provides under section 9.3, that the extension payments are paid by the target and there is no obligation of repayment, and are recognized as capital contributions for extension fees.

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

The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the unaudited balance sheets. On May 23, 2024, the over-allotment was exercised as such the liability was eliminated and charged to accumulated deficit.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, general, administrative and operational costs and interest earned on cash held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in Trust Account and general, administrative and operational costs. The CODM reviews interest earned on cash held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General, administrative and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews the general, administrative and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheets date and through the date that the unaudited financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Subsequent to March 31, 2026, Nanyang transferred $60,000 into Trust Account, extending the Termination Date to May 15, 2026.

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

From November 2025 to March 2026, Nanyang deposited $180,000 into Trust Account, the Company transferred $120,000 into Trust Account on behalf of Nanyang, due to a delay payment from Nanyang, extending the Termination Date to April 15, 2026. Pursuant to the Business Combination Agreement, Nanyang shall pay the required Extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost. The deposits of $120,000 made by the Company on behalf of Nanyang was recorded as due from Target as of March 31, 2026.

Subsequent to March 31, 2026, Nanyang transferred $60,000 into Trust Account, extending the Termination Date to May 15, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $93,702, which consist of interest earned on cash held in Trust Account of $454,296, partially offset by general, administrative and operational costs of $360,594.

For the three months ended March 31, 2025, we had net income of $1,020,970, which consist of interest earned on cash held in Trust Account of $1,234,208, partially offset by general, administrative and operational costs of $213,238.

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

For the three months ended March 31, 2026, cash used in operating activities was $267,646. Net income of $93,702 was affected by interest earned on cash held in the Trust Account of $454,296. Changes in operating assets and liabilities provided $92,948 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $146,448. Net income of $1,020,970 was affected by interest earned on cash held in the Trust Account of $1,234,208. Changes in operating assets and liabilities provided $66,790 of cash for operating activities.

As of March 31, 2026, we had cash held in the Trust Account of $52,891,674. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash held outside the Trust Account of $34,737. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to finance working capital or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we will repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Working Capital Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K as filed with the SEC on February 11, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2024, the Sponsor received 2,875,000 of the Company’s ordinary shares in exchange for $25,000 paid for by the Company. Up to 375,000 of such founder shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. On February 28, 2024, the Company issued to EBC 200,000 EBC founder shares for a purchase price of $0.0087 per share and an aggregate purchase price of $1,739. On May 23, 2024, because of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 375,000 Founder Shares was no longer subject to forfeiture.

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

RF ACQUISITION CORP II

Date:	May 7, 2026	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)