Form 10-Q
period 2026-06-30
RF Acquisition Corp II
filed 2026-08-07
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 7, 2026, there were 3,512,500 ordinary shares (excluding 4,831,265 shares subject to possible redemption), par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$10,191	$337,383
Prepaid expenses	42,500	4,417
Due from Target	25,247	60,000
Total Current assets	77,938	401,800
Cash held in Trust Account	53,530,961	52,257,378
TOTAL ASSETS	$53,608,899	$52,659,178

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$941,381	$635,174
Advance from related party	138,550	138,550
Due to Sponsor	281,110	195,725
Total Current liabilities	1,361,041	969,449
Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	5,386,041	4,994,449

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption; 4,831,265 shares at redemption value of $11.08 and $10.82 per share as of June 30, 2026 and December 31, 2025, respectively	53,530,961	52,257,378

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 issued and outstanding (excluding 4,831,265 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	352	352
Additional paid-in capital	-	-
Accumulated deficit	(5,308,455)	(4,593,001)
TOTAL SHAREHOLDERS’ DEFICIT	(5,308,103)	(4,592,649)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$53,608,899	$52,659,178

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General, administrative and operational cost	$354,860	$181,729	$715,454	$394,967
Loss from operations	(354,860)	(181,729)	(715,454)	(394,967)

Other income:
Interest earned on cash held in Trust Account	459,287	1,257,739	913,583	2,491,947

Net income	$104,427	$1,076,010	$198,129	$2,096,980

Weighted average shares outstanding of redeemable ordinary shares	4,831,265	11,500,000	4,831,265	11,500,000

Basic net income per share, redeemable ordinary shares	$0.01	$0.07	$0.02	$0.14

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500	3,512,500	3,512,500

Basic net income per share, non-redeemable ordinary shares	$0.01	$0.07	$0.02	$0.14

Diluted weighted average shares outstanding of redeemable ordinary shares	4,831,265	11,500,000	4,831,265	11,500,000

Diluted net income per share, redeemable ordinary shares	$0.01	$0.07	$0.02	$0.14

Diluted weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500	3,512,500	3,512,500

Diluted net income per share, non-redeemable ordinary shares	$0.01	$0.07	$0.02	$0.14

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	3,512,500	$352	$-	$(4,593,001)	$(4,592,649)

Remeasurement of ordinary shares subject to redemption	-	-	-	(634,296)	(634,296)

Contributed extension funds attributable to common stock subject to redemption	-	-	-	180,000	180,000

Net income	-	-	-	93,702	93,702

Balance as of March 31, 2026	3,512,500	352	-	(4,953,595)	(4,953,243)

Remeasurement of ordinary shares subject to redemption	-	-	-	(639,287)	(639,287)

Contributed extension funds attributable to common stock subject to redemption	-	-	-	180,000	180,000

Net income	-	-	-	104,427	104,427

Balance as of June 30, 2026	3,512,500	$352	$-	$(5,308,455)	$(5,308,103)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	3,512,500	$352	$-	$(3,336,145)	$(3,335,793)

Remeasurement of ordinary shares subject to redemption	-	-	-	(1,234,208)	(1,234,208)

Net income	-	-	-	1,020,970	1,020,970

Balance as of March 31, 2025	3,512,500	352	-	(3,549,383)	(3,549,031)

Remeasurement of ordinary shares subject to redemption	-	-	-	(1,257,739)	(1,257,739)

Net income	-	-	-	1,076,010	1,076,010

Balance as of June 30, 2025	3,512,500	$352	$-	$(3,731,112)	$(3,730,760)

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$198,129	$2,096,980
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(913,583)	(2,491,947)
Changes in operating assets and liabilities:
Prepaid expenses	(38,083)	(17,779)
Due to Sponsor	60,000	60,000
Due from Target	94,753	-
Accrued expenses	306,207	20,281
Net cash used in operating activities	(292,577)	(332,465)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(360,000)	-
Net cash used in investing activities	(360,000)	-

Cash Flows from Financing Activities:
Advances from related party	25,385	-
Proceeds for extension deposits	300,000	-
Net cash provided by financing activities	325,385	-

Net Change in Cash	(327,192)	(332,465)
Cash – Beginning of period	337,383	958,786
Cash – End of period	$10,191	$626,321

Non-Cash investing and financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$1,273,583	$2,491,947
Contribution of extension fees	$360,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

From November 2025 to March 2026, Nanyang deposited $180,000 into Trust Account, the Company transferred $120,000 into Trust Account on behalf of Nanyang, due to a delay payment from Nanyang, extending the Termination Date to April 15, 2026. Pursuant to the Business Combination Agreement (as defined below), Nanyang shall pay the required Extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost. In addition, the Company also paid for $30,247 transaction costs on behalf of Nanyang. During the three and six months ended June 30, 2026, the Company received repayments of $115,000 and 125,000, respectively from Nanyang. As of June 30, 2026 and December 31, 2025, the amount due from Target was $25,247 and $60,000, respectively.

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

Going Concern Consideration

As of June 30, 2026, the Company had $10,191 in cash and a working capital deficit of $1,283,103.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on February 11, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $10,191 and $337,383 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $53,530,961 and $52,257,378, respectively, which consisted of interest-earning demand cash.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$60,466	$43,961	$824,254	$251,756	$114,722	$83,407	$1,606,346	$490,634
Denominator:
Weighted-average shares outstanding	4,831,265	3,512,500	11,500,000	3,512,500	4,831,265	3,512,500	11,500,000	3,512,500
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.07	$0.07	$0.02	$0.02	$0.14	$0.14

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

In connection with the shareholders’ vote at the extraordinary general meeting held on November 10, 2025, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) was removed from the Trust Account to pay such holders, leaving approximately $51.9 million in the Trust Account as of the date of the Redemption. Following the aforementioned Redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares subject to possible redemption.

At June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2024	$119,093,931
Less:
Redemption of ordinary shares	(71,580,705)
Plus:
Remeasurement of carrying value to redemption value	4,744,152
Ordinary shares subject to possible redemption, December 31, 2025	$52,257,378
Plus:
Remeasurement of carrying value to redemption value	634,296
Ordinary shares subject to possible redemption, March 31, 2026	$52,891,674
Plus:
Remeasurement of carrying value to redemption value	639,287
Ordinary shares subject to possible redemption, June 30, 2026	$53,530,961

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

Each Unit consists of one ordinary share (“Private Share”), and one right (“Private Right”), each Private Right entitling the holder to receive one-twentieth of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2026 and December 31, 2025, the amount advanced from the related party was $138,550.

Due to Sponsor

As of June 30, 2026 and December 31, 2025, the balance of due to Sponsor was $281,110 and $195,725, respectively, which mainly consisted of the administration fee as described below. In addition, the Sponsor made an advance of $25,000 into the Company’s account, for working capital purposes. The advance is non-interest bearing and is due on demand.

Administration Fee

Commencing on May 16, 2024, the Sponsor charges the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. For the three and six months ended June 30, 2026, the Company recognized $30,000 and $60,000 administrative fee, respectively. For the three and six months ended June 30, 2025, the Company recognized $30,000 and $60,000 administrative fee, respectively. As of June 30, 2026 and December 31, 2025, $255,000 and $195,000, respectively, have been accrued and remained unpaid under this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 3,512,500 ordinary shares issued and outstanding, excluding 4,831,265 ordinary shares subject to possible redemption.

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

Other — Capital contributions of extension fees – During the three and six months ended June 30, 2026, there were $180,000 and $360,000 extension fees paid and deposited into the Trust Account, respectively. Pursuant to the Business combination agreement, as described in note 1, the agreement provides under section 9.3, that the extension payments are paid by the target and there is no obligation of repayment, and are recognized as capital contributions for extension fees.

NOTE 8 — SEGMENT INFORMATION

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

Subsequent to June 30, 2026, Nanyang transferred $60,000 into Trust Account, extending the Termination Date to August 15, 2026.

In July 2026, the Sponsor made an advance of $60,000 into the Company’s account, for working capital purposes. The advance is non-interest bearing and is due on demand. Up to the date the unaudited financial statements were issued, the total advances from the Sponsor was $85,000 and was recorded in due to Sponsor.

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

From November 2025 to March 2026, Nanyang deposited $180,000 into Trust Account, the Company transferred $120,000 into Trust Account on behalf of Nanyang, due to a delay payment from Nanyang, extending the Termination Date to April 15, 2026. Pursuant to the Business Combination Agreement, Nanyang shall pay the required Extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost. In addition, the Company also paid for $30,247 transaction costs on behalf of Nanyang. During the three and six months ended June 30, 2026, the Company received repayments of $115,000 and 125,000, respectively, from Nanyang. As of June 30, 2026 and December 31, 2025, the amount due from Target was $25,247 and $60,000, respectively.

Subsequent to June 30, 2026, Nanyang transferred $60,000 into Trust Account, extending the Termination Date to August 15, 2026.

In order for the Company to remain able to hold an extraordinary general meeting on August 19, 2026 and consummate the Business Combination, the Company is separately soliciting proxies for an extraordinary general meeting of its shareholders (the “Extension Meeting”) to seek shareholder approval of a further extension of the deadline by which the Company must consummate a Business Combination. The Company filed a preliminary proxy statement relating to the Extension Meeting with the SEC on July 21, 2026 and expects to hold the Extension Meeting on August 12, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $104,427, which consist of interest earned on cash held in Trust Account of $459,287, partially offset by general, administrative and operational costs of $354,860.

For the six months ended June 30, 2026, we had net income of $198,129, which consist of interest earned on cash held in Trust Account of $913,583, partially offset by general, administrative and operational costs of $715,454.

For the three months ended June 30, 2025, we had net income of $1,076,010, which consist of interest earned on cash held in Trust Account of $1,257,739, partially offset by general, administrative and operational costs of $181,729.

For the six months ended June 30, 2025, we had net income of $2,096,980, which consist of interest earned on cash held in Trust Account of $2,491,947, partially offset by general, administrative and operational costs of $394,967.

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

For the six months ended June 30, 2026, cash used in operating activities was $292,577. Net income of $198,129 was affected by interest earned on cash held in Trust Account of $913,583. Changes in operating assets and liabilities provided $422,877 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $332,465. Net income of $2,096,980 was affected by interest earned on cash held in the Trust Account of $2,491,947. Changes in operating assets and liabilities provided $62,502 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $53,530,961. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash held outside the Trust Account of $10,191. In July 2026, the Sponsor made an advance of $60,000 into the Company’s account, for working capital purposes. The advance is non-interest bearing and is due on demand. Up to the date the unaudited financial statements were issued, the total advances from the Sponsor was $85,000 and was recorded in due to Sponsor.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the identified material weaknesses, we have undertaken several initiatives to strengthen our internal controls:

1.	Segregation of Duties: We are reevaluating the allocation of responsibilities within our accounting and finance functions to improve segregation of duties, including implementing compensating controls where full segregation is impractical due to our small business environment.

2.	Documentation of Controls: We are developing and formalizing written documentation of our internal control policies and procedures, in compliance with the requirements of the Sarbanes-Oxley Act.

3.	Accounting Resources: We are augmenting our accounting resources by providing additional training to current personnel and engaging qualified third-party professionals to support the preparation, analysis, and review of financial information, particularly in areas involving complex accounting standards.

These remediation efforts are ongoing and will require time to fully implement and assess for effectiveness. Although we are committed to strengthening our internal controls, we cannot guarantee that these measures will entirely eliminate all material weaknesses or that additional issues will not arise in the future as accounting standards and industry practices continue to evolve.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RF ACQUISITION CORP II

Date:	August 7, 2026	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)