Form 10-Q
period 2026-09-30
RF Acquisition Corp II
filed 2026-11-12
CIK 2012807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 3,512,500 ordinary shares (excluding 3,998,108 shares subject to possible redemption), par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RF ACQUISITION CORP II

BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$29,601	$337,383
Prepaid expenses	21,250	4,417
Due from Target	25,247	60,000
Total Current assets	76,098	401,800
Cash held in Trust Account	44,896,465	52,257,378
TOTAL ASSETS	$44,972,563	$52,659,178

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,360,816	$635,174
Advance from related party	138,550	138,550
Due to Sponsor	396,600	195,725
Total Current liabilities	1,895,966	969,449
Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	5,920,966	4,994,449

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption; 3,998,108 and 4,831,265 shares at redemption value of $11.23 and $10.82 per share as of September 30, 2026 and December 31, 2025, respectively	44,896,465	52,257,378

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,512,500 issued and outstanding (excluding 3,998,108 and 4,831,265 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	352	352
Additional paid-in capital	-	-
Accumulated deficit	(5,845,220)	(4,593,001)
TOTAL SHAREHOLDERS’ DEFICIT	(5,844,868)	(4,592,649)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$44,972,563	$52,659,178

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General, administrative and operational cost	$536,765	$229,662	$1,252,219	$624,629
Loss from operations	(536,765)	(229,662)	(1,252,219)	(624,629)

Other income:
Interest earned on cash held in Trust Account	433,371	1,286,531	1,346,954	3,778,478

Net (loss) income	$(103,394)	$1,056,869	$94,735	$3,153,849

Weighted average shares outstanding of redeemable ordinary shares	4,396,574	11,500,000	4,684,776	11,500,000

Basic net (loss) income per share, redeemable ordinary shares	$(0.01)	$0.07	$0.01	$0.21

Weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500	3,512,500	3,512,500

Basic net (loss) income per share, non-redeemable ordinary shares	$(0.01)	$0.07	$0.01	$0.21

Diluted weighted average shares outstanding of redeemable ordinary shares	4,396,574	11,500,000	4,684,776	11,500,000

Diluted net (loss) income per share, redeemable ordinary shares	$(0.01)	$0.07	$0.01	$0.21

Diluted weighted average shares outstanding of non-redeemable ordinary shares	3,512,500	3,512,500	3,512,500	3,512,500

Diluted net (loss) income per share, non-redeemable ordinary shares	$(0.01)	$0.07	$0.01	$0.21

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	3,512,500	$352	$-	$(4,593,001)	$(4,592,649)

Remeasurement of ordinary shares subject to redemption	-	-	-	(634,296)	(634,296)

Contributed extension funds	-	-	-	180,000	180,000

Net income	-	-	-	93,702	93,702

Balance as of March 31, 2026	3,512,500	352	-	(4,953,595)	(4,953,243)

Remeasurement of ordinary shares subject to redemption	-	-	-	(639,287)	(639,287)

Contributed extension funds	-	-	-	180,000	180,000

Net income	-	-	-	104,427	104,427

Balance as of June 30, 2026	3,512,500	352	-	(5,308,455)	(5,308,103)

Remeasurement of ordinary shares subject to redemption	-	-	-	(643,371)	(643,371)

Contributed extension funds	-	-	-	210,000	210,000

Net loss	-	-	-	(103,394)	(103,394)

Balance as of September 30, 2026	3,512,500	$352	$-	$(5,845,220)	$(5,844,868)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	3,512,500	$352	$-	$(3,336,145)	$(3,335,793)

Remeasurement of ordinary shares subject to redemption	-	-	-	(1,234,208)	(1,234,208)

Net income	-	-	-	1,020,970	1,020,970

Balance as of March 31, 2025	3,512,500	352	-	(3,549,383)	(3,549,031)

Remeasurement of ordinary shares subject to redemption	-	-	-	(1,257,739)	(1,257,739)

Net income	-	-	-	1,076,010	1,076,010

Balance as of June 30, 2025	3,512,500	352	-	(3,731,112)	(3,730,760)

Remeasurement of ordinary shares subject to redemption	-	-	-	(1,286,531)	(1,286,531)

Net income	-	-	-	1,056,869	1,056,869

Balance as of September 30, 2025	3,512,500	$352	$-	$(3,960,774)	$(3,960,422)

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$94,735	$3,153,849
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,346,954)	(3,778,478)
Changes in operating assets and liabilities:
Prepaid expenses	(16,833)	(3,496)
Due to Sponsor	90,000	90,000
Due from Target	34,753	-
Accrued expenses	725,642	141,564
Net cash used in operating activities	(418,657)	(396,561)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(570,000)	-
Cash withdrawn from Trust Account in connection with redemption	9,277,867	-
Net cash provided by investing activities	8,707,867	-

Cash Flows from Financing Activities:
Advances from Sponsor	110,875	-
Proceeds for extension deposits	570,000	-
Redemption of ordinary shares	(9,277,867)	-
Net cash used in financing activities	(8,596,992)	-

Net Change in Cash	(307,782)	(396,561)
Cash – Beginning of period	337,383	958,786
Cash – End of period	$29,601	$562,225

Non-Cash investing and financing activities:
Remeasurement of ordinary shares subject to possible redemption value	$1,916,954	$3,778,478
Contribution extension funds	$570,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

RF ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from February 5, 2024 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 16, 2024. On May 21, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Alfa 24 Limited (the “Sponsor”) and EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters, generating gross proceeds of $4,000,000, which is described in Note 4.

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

On May 23, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units. As a result, on May 23, 2024, the Company sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. In connection with this sale, the Sponsor and EarlyBirdCapital, Inc. also purchased an additional 37,500 Private Placement Units from the Company, generating gross proceeds of $375,000. The issuance of the additional Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As a result, on May 23, 2024, the Company paid the underwriters a cash underwriting discount of $0.20 per unit, or an additional $300,000 for a total of $2,300,000. Upon the closing of the Initial Public Offering and the exercise of the Underwriters’ over-allotment option, an aggregate of $115,575,000 has been deposited in the trust account established in connection with the Initial Public Offering.

On July 1, 2024, the Company announced that the holders of the Company’s Units may elect to separately trade the ordinary shares, par value $0.0001 per share (the “Ordinary Shares”), and rights (the “Rights”) included in the Units commencing on July 5, 2024. Each Unit consists of one Ordinary Share and one Right, each Right entitling the holder thereof to receive one-twentieth (1/20) of one Ordinary Share upon the consummation of the Company’s initial Business Combination. Any Units not separated are continue to trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “RFAIU.” Any underlying Ordinary Shares and Rights that were separated are trade on Nasdaq under the symbols “RFAI” and “RFAIR,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Ordinary Shares and Rights.

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

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (defined below), Private Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their founder shares, EBC founder shares and private shares in connection with a shareholder vote to approve an amendment to the Charter to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares, EBC founder shares and private shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, private shares and, subject to applicable securities laws, any public shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.

As of September 30, 2026, the Company had until October 15, 2026, which is subsequently extended to November 15, 2026 to consummate a Business Combination (the “Combination Period”), subject to further monthly extensions up to February 15, 2027 as described below. However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Extraordinary General Meetings, Extensions and Redemptions

On November 10, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting No. 1”). The shareholders approved the following: (1) the Company amended its Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) on November 10, 2025, by adopting the Amendment to the Existing Charter in the form set forth in Annex A to the definitive proxy statement, as supplemented, filed with the U.S. Securities and Exchange Commission on October 14, 2025 (as supplemented, the “Articles Amendment No. 1”), reflecting the extension of the date by which the Company must consummate a business combination from November 15, 2025 (the “Termination Date”) by up to nine (9) extensions comprised of one month each (each an “Extension”, the end date of each Extension shall be referred to as “Extended Date”) up to August 15, 2026 (i.e., for a period of time ending up to 27 months after the consummation of its initial public offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred)); and (2) a proposal to amend the Company’s investment management trust agreement, dated as of May 16, 2024, (the “Trust Agreement”), by and between the Company and the Trustee, to allow the Company to extend the Termination Date up to nine (9) times for an additional one (1) month each time from the Termination Date or Extended Date, as applicable, to August 15, 2026 (the “Trust Agreement Amendment”) by providing five days’ advance notice to the Trustee prior to the applicable Termination Date or Extended Date and arranging to deposit into the Trust Account $0.03 for each Public Share not redeemed in connection with the Extension Amendment Proposal, up to a maximum of $60,000, per one-month extension two (2) days prior to such Extension (the “Extension Payment”) until August 15, 2026 and (3) a proposal to adjourn the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the Extension Amendment Proposal and Trust Agreement Amendment Proposal or to provide additional time to effectuate the Extension Amendment, Trust Agreement Amendment and Extension.

In connection with the shareholders’ vote at the Extraordinary General Meeting No. 1, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares (the “First Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) were removed from the Trust Account to pay such holders, leaving approximately $51.9 million in the Trust Account as of the date of the Redemption. Following the First Redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares subject to possible redemption.

On August 12, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting No. 2”), at which the shareholders approved amendments to the Company’s Articles Amendment No. 1 and the Trust Agreement Amendment (the “Articles Amendment No. 2” and the “Trust Agreement Amendment No. 2”, respectively) to extend the deadline by which the Company must consummate an initial business combination from August 15, 2026, up to six times, each by one month, to February 15, 2027. Pursuant to the Trust Agreement Amendment No. 2, the Company is required to deposit $75,000 into the Trust Account for each monthly extension. The amendments also eliminated the Company’s right to withdraw up to $100,000 of interest earned on the Trust Account to pay liquidation and dissolution expenses.

In connection with the Extraordinary General Meeting No. 2, holders of 833,157 ordinary shares exercised their redemption rights for an aggregate redemption amount of approximately $9.28 million, or approximately $11.14 per share (the “Second Redemption”). Following the Second Redemption, 3,998,108 Public Shares remained outstanding, in addition to 3,512,500 non-redeemable ordinary shares.

On August 19, 2026, the Company held another extraordinary general meeting of shareholders (the “Extraordinary General Meeting No. 3”) in connection with the proposed business combination with Nanyang (as defined below). At the Extraordinary General Meeting No. 3, the Company’s shareholders approved the proposed Business Combination with Nanyang and the related merger transactions. For additional details regarding the proposals and voting results, refer to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2026.

In connection with the Extraordinary General Meeting No. 3, holders of 3,956,323 ordinary shares submitted preliminary redemption requests for a pro rata portion of the funds held in the Trust Account. Such requests remain subject to withdrawal or reversal with the Company’s consent prior to the closing of the Business Combination. The consummation of the Business Combination remains subject to the satisfaction or waiver of applicable closing conditions. Accordingly, the final number of shares to be redeemed and the aggregate redemption amount has not been determined up to the date the unaudited financial statements were available to be issued.

From November 2025 to September 2026, Nanyang deposited $690,000 in the aggregate into the Trust Account, of which, $120,000 was deposited directly from the Company on Nanyang behalf, due to a delayed payment from Nanyang, extending the Termination Date to October 15, 2026. Pursuant to the Business Combination Agreement (as defined below), Nanyang shall pay the required extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost. In addition, the Company also paid $30,247 in transaction costs on behalf of Nanyang. During the three and nine months ended September 30, 2026, the Company received repayments of $nil and $125,000, respectively, from Nanyang. As of September 30, 2026 and December 31, 2025, the amount due from Target was $25,247 and $60,000, respectively.

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

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each issued and outstanding Nanyang ordinary share will automatically be cancelled and converted into such number of newly issued PubCo Shares as determined in accordance with the terms of the Business Combination Agreement; (ii) each issued and outstanding share of Amalgamation Sub will automatically be converted into one ordinary share of the Surviving Company and accordingly, PubCo shall be the holder of all Surviving Company’s ordinary shares; (iii) each issued and outstanding Company ordinary share will be cancelled and cease to exist in exchange for one PubCo Share; and (iv) each issued and outstanding right of the Company shall cease to be a right with respect to the Company’s ordinary shares and shall be exchanged for one-twentieth (1/20th) of a PubCo Share. Any fractional PubCo Shares will be rounded down to the nearest whole share.

At the Extraordinary General Meeting No. 3 held on August 19, 2026, the Company’s shareholders approved the proposed Business Combination with Nanyang and the related merger transactions. For additional details regarding the proposals and voting results, refer to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2026.

Going Concern Consideration

As of September 30, 2026, the Company had $29,601 in cash and a working capital deficit of $1,819,868.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with US GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on February 11, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $29,601 and $337,383 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $44,896,465 and $52,257,378, respectively, which consisted of interest-earning demand cash.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and ordinary disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable and non-redeemable ordinary shares. Income is shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Remeasurement associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events. The rights entitle the holder to receive one-twentieth of one ordinary share representing a total of 596,875 ordinary shares.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(57,476)	$(45,918)	$809,592	$247,277	$54,141	$40,594	$2,415,938	$737,911
Denominator:
Weighted-average shares outstanding	4,396,574	3,512,500	11,500,000	3,512,500	4,684,776	3,512,500	11,500,000	3,512,500
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.07	$0.07	$0.01	$0.01	$0.21	$0.21

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes interest and penalties related to recognized tax liabilities as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

In connection with the shareholders’ vote at the extraordinary general meeting held on November 10, 2025, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) was removed from the Trust Account to pay such holders, leaving approximately $51.9 million in the Trust Account as of the date of the First Redemption. Following the First Redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares subject to possible redemption.

In connection with the shareholders’ vote at the extraordinary general meeting held on August 12, 2026, holders of 833,157 ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, approximately $9.28 million (approximately $11.14 per share) was removed from the Trust Account to pay such holders, leaving approximately $44.52 million in the Trust Account as of the date of the Second Redemption. Following the Second Redemption, the Company has an aggregate 7,510,608 ordinary shares outstanding, of which 3,998,108 are public shares subject to possible redemption.

At September 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2024	$119,093,931
Less:
Redemption of ordinary shares	(71,580,705)
Plus:
Remeasurement of carrying value to redemption value	4,744,152
Ordinary shares subject to possible redemption, December 31, 2025	52,257,378
Plus:
Remeasurement of carrying value to redemption value	634,296
Ordinary shares subject to possible redemption, March 31, 2026	52,891,674
Plus:
Remeasurement of carrying value to redemption value	639,287
Ordinary shares subject to possible redemption, June 30, 2026	53,530,961
Plus:
Remeasurement of carrying value to redemption value	643,371
Less:
Redemption of ordinary shares	(9,277,867)
Ordinary shares subject to possible redemption, September 30, 2026	$44,896,465

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the unaudited balance sheets as current or non-current based on whether net-cash settlement or conversion of the instruments could be required within 12 months of the unaudited balance sheet date.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 15, 2024, the Sponsor received 2,875,000 of the Company’s ordinary shares (the “Founder Shares”) in exchange for $25,000 paid for operating costs borne by the Company. Up to 375,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. On February 28, 2024, the Company issued to EBC 200,000 EBC founder shares for a purchase price of $0.0087 per share and an aggregate purchase price of $1,739.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) three months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On May 23, 2024, because of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 375,000 Founder Shares was no longer subject to forfeiture.

Advance from Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2026 and December 31, 2025, the amount advanced from the related party was $138,550.

Due to Sponsor

As of September 30, 2026 and December 31, 2025, the balance of due to Sponsor was $396,600 and $195,725, respectively, which mainly consisted of the administration fee as described below. In addition, the Sponsor made advances of $110,875 into the Company’s account, for working capital purposes. The advance is non-interest bearing and is due on demand.

Administration Fee

Commencing on May 16, 2024, the Sponsor charges the Company an allocable share of its overhead, $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and administrative support. For the three and nine months ended September 30, 2026, the Company recognized $30,000 and $90,000 administrative fee, respectively. For the three and nine months ended September 30, 2025, the Company recognized $30,000 and $90,000 administrative fee, respectively. As of September 30, 2026 and December 31, 2025, $285,000 and $195,000, respectively, have been accrued and remained unpaid under this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 3,512,500 ordinary shares issued and outstanding, excluding 3,998,108 and 4,831,265 ordinary shares subject to possible redemption.

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

Other — Capital contributions of extension fees – During the three and nine months ended September 30, 2026, there were $210,000 and $570,000 extension fees paid and deposited into the Trust Account, respectively. Pursuant to the Business Combination Agreement, as described in Note 1, the agreement provides under section 9.3, that the extension payments are paid by Nanyang and there is no obligation of repayment, and are recognized as capital contributions for extension fees.

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, general, administrative and operational costs and interest earned on cash held in Trust Account which are included in the accompanying statements of operations.

The CODM uses net income (loss), as reported in the accompanying statements of operations, as the measure of segment profit or loss to assess the Company’s financial performance and allocate resources. In evaluating segment performance, the CODM also reviews interest earned on cash held in the Trust Account and general, administrative and operational costs. The CODM reviews interest earned on cash held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General, administrative and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews the general, administrative and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheet date and through the date that the unaudited financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On October 13, 2026, Nanyang transferred $75,000 into Trust Account, extending the Termination Date to November 15, 2026.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as described below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each issued and outstanding Nanyang ordinary share will automatically be cancelled and converted into such number of newly issued PubCo Shares as determined in accordance with the terms of the Business Combination Agreement; (ii) each issued and outstanding share of Amalgamation Sub will automatically be converted into one ordinary share of the Surviving Company and accordingly, PubCo shall be the holder of all Surviving Company’s ordinary shares; (iii) each issued and outstanding Company ordinary share will be cancelled and cease to exist in exchange for one PubCo Share; and (iv) each issued and outstanding right of the Company shall cease to be a right with respect to the Company’s ordinary shares and shall be exchanged for one-twentieth (1/20th) of a PubCo Share. Any fractional PubCo Shares will be rounded down to the nearest whole share.

Extraordinary General Meetings, Extensions and Redemptions

On November 10, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting No. 1”). The shareholders approved the following: (1) the Company amended its Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) on November 10, 2025, by adopting the Amendment to the Existing Charter in the form set forth in Annex A to the definitive proxy statement, as supplemented, filed with the U.S. Securities and Exchange Commission on October 14, 2025 (as supplemented, the “Articles Amendment No. 1”), reflecting the extension of the date by which the Company must consummate a business combination from November 15, 2025 (the “Termination Date”) by up to nine (9) extensions comprised of one month each (each an “Extension”, the end date of each Extension shall be referred to as “Extended Date”) up to August 15, 2026 (i.e., for a period of time ending up to 27 months after the consummation of its initial public offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred)); and (2) a proposal to amend the Company’s investment management trust agreement, dated as of May 16, 2024, (the “Trust Agreement”), by and between the Company and the Trustee, to allow the Company to extend the Termination Date up to nine (9) times for an additional one (1) month each time from the Termination Date or Extended Date, as applicable, to August 15, 2026 (the “Trust Agreement Amendment”) by providing five days’ advance notice to the Trustee prior to the applicable Termination Date or Extended Date and arranging to deposit into the Trust Account $0.03 for each Public Share not redeemed in connection with the Extension Amendment Proposal, up to a maximum of $60,000, per one-month extension two (2) days prior to such Extension (the “Extension Payment”) until August 15, 2026 and (3) a proposal to adjourn the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the Extension Amendment Proposal and Trust Agreement Amendment Proposal or to provide additional time to effectuate the Extension Amendment, Trust Agreement Amendment and Extension.

In connection with the shareholders’ vote at the Extraordinary General Meeting No. 1, holders of 6,668,735 ordinary shares of the Company exercised their right to redeem such shares (the “First Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $71,580,705 (approximately $10.73 per share) was removed from the Trust Account to pay such holders, leaving approximately $51.9 million in the Trust Account as of the date of the Redemption. Following the First Redemption, the Company has an aggregate 8,343,765 ordinary shares outstanding, of which 4,831,265 are public shares subject to possible redemption.

On August 12, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting No. 2”), at which the shareholders approved amendments to the Company’s Articles Amendment No. 1 and the Trust Agreement Amendment (the “Articles Amendment No. 2” and the “Trust Agreement Amendment No. 2”, respectively) to extend the deadline by which the Company must consummate an initial business combination from August 15, 2026, up to six times, each by one month, to February 15, 2027. Pursuant to the Trust Agreement Amendment No. 2, the Company is required to deposit $75,000 into the Trust Account for each monthly extension. The amendments also eliminated the Company’s right to withdraw up to $100,000 of interest earned on the Trust Account to pay liquidation and dissolution expenses.

In connection with the Extraordinary General Meeting No. 2, holders of 833,157 ordinary shares exercised their redemption rights for an aggregate redemption amount of approximately $9.28 million, or approximately $11.14 per share (the “Second Redemption”). Following the Second Redemption, 3,998,108 Public Shares remained outstanding, in addition to 3,512,500 non-redeemable ordinary shares.

On August 19, 2026, the Company held another extraordinary general meeting of shareholders (the “Extraordinary General Meeting No. 3”) in connection with the proposed business combination with Nanyang (as defined above). At the Extraordinary General Meeting No. 3, the Company’s shareholders approved the proposed Business Combination with Nanyang and the related merger transactions. For additional details regarding the proposals and voting results, refer to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2026.

In connection with the Extraordinary General Meeting No. 3, holders of 3,956,323 ordinary shares submitted preliminary redemption requests for a pro rata portion of the funds held in the Trust Account. Such requests remain subject to withdrawal or reversal with the Company’s consent prior to the closing of the Business Combination. The consummation of the Business Combination remains subject to the satisfaction or waiver of applicable closing conditions. Accordingly, the final number of shares to be redeemed and the aggregate redemption amount has not been determined up to the date the unaudited financial statements were available to be issued.

From November 2025 to September 2026, Nanyang deposited $690,000 in the aggregate into the Trust Account, of which, $120,000 was deposited directly from the Company on Nanyang behalf, due to a delayed payment from Nanyang, extending the Termination Date to October 15, 2026. Pursuant to the Business Combination Agreement (as defined above), Nanyang shall pay the required extension fee into Trust Account and all such amounts shall be deemed Nanyang’s transaction cost. In addition, the Company also paid $30,247 in transaction costs on behalf of Nanyang. During the three and nine months ended September 30, 2026, the Company received repayments of $nil and $125,000, respectively, from Nanyang. As of September 30, 2026 and December 31, 2025, the amount due from Target was $25,247 and $60,000, respectively.

On October 13, 2026, Nanyang transferred $75,000 into Trust Account, extending the Termination Date to November 15, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 5, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net loss of $103,394, which consisted of general, administrative and operational costs of $536,765, partially offset by interest earned on cash held in Trust Account of $433,371.

For the nine months ended September 30, 2026, we had net income of $94,735, which consisted of interest earned on cash held in Trust Account of $1,346,954, partially offset by general, administrative and operational costs of $1,252,219.

For the three months ended September 30, 2025, we had net income of $1,056,869, which consisted of interest earned on cash held in Trust Account of $1,286,531, partially offset by operational costs of $229,662.

For the nine months ended September 30, 2025, we had net income of $3,153,849, which consisted of interest earned on cash held in Trust Account of $3,778,478, partially offset by operational costs of $624,629.

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

For the nine months ended September 30, 2026, cash used in operating activities was $418,657. Net income of $94,735 was affected by interest earned on cash held in Trust Account of $1,346,954. Changes in operating assets and liabilities provided $833,562 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $396,561. Net income of $3,153,849 was affected by interest earned on cash held in the Trust Account of $3,778,478. Changes in operating assets and liabilities provided $228,068 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $44,896,465. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash held outside the Trust Account of $29,601.

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

In order to finance working capital or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our initial Business Combination, we will repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post-Business Combination entity (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In addition, if we are unable to complete a Business Combination within the Combination Period, our board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that these conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We had an agreement to pay an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for use of office space, utilities, and administrative support. We began incurring these fees on May 16, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K as filed with the SEC on February 11, 2026 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with our extraordinary general meeting of shareholders held on August 12, 2026, holders of 833,157 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. Approximately $9.28 million, or $11.14 per share, was withdrawn from the Trust Account to pay redeeming shareholders.

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

RF ACQUISITION CORP II

Date:	November 12, 2026	By:	/s/ Tse Meng Ng
		Name:	Tse Meng Ng
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Chee Soon Tham
		Name:	Chee Soon Tham
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)